Form 10-Q
period 1999-10-31
MCK COMMUNICATIONS INC
filed 1999-12-15
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999 or

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                        Commission File Number: 0-22703

                            MCK Communications, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                             06-1555163
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

                313 Washington Street Newton, Massachusetts 02458
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 454-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
      during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ ]           NO [X]

         As of October 31, 1999, there were 17,869,489 shares of registrant's
                           Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at April 30, 1999 and
         October 31, 1999                                                     3

         Condensed Consolidated Statements of Operations for the three
         and six months ended October 31, 1998 and 1999                       4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended October 31, 1998 and 1999                           5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13

PART II - OTHER INFORMATION                                                  20

Item 2.  Changes in Securities and Use of Proceeds                           20

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                   22

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements

                            MCK Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                April 30,       October 31,
                                                                                  1999             1999
                                                                                ---------       -----------
                                                                                                (Unaudited)

                                Assets

Current assets:
  Cash and equivalents                                                          $  3,285          $ 26,290
  Accounts receivable, net                                                         3,350             4,342
  Inventory                                                                        1,494             1,850
  Prepaids and other current assets                                                  213               497
                                                                                --------          --------
      Total current assets                                                         8,342            32,979

Fixed assets, net                                                                  1,054             1,224
Other assets                                                                          32                24
                                                                                --------          --------
Total assets                                                                    $  9,428          $ 34,227
                                                                                ========          ========

            Liabilities and Stockholders' Equity (deficit)

Current liabilities:
  Accounts payable                                                              $  1,666          $  2,908
  Accrued liabilities                                                                693             1,409
  Accrued compensation and benefits                                                  404               355
  Borrowings under line of credit                                                     --                76
  Deferred revenue                                                                    --                37
                                                                                --------          --------
      Total current liabilities                                                    2,763             4,785

Long-term debt                                                                     2,500               179
Redeemable preferred stock of subsidiary                                           2,490                --
Redeemable preferred stock                                                        21,011                --
Redeemable convertible preferred stock                                             4,704                --

Stockholders' equity (deficit):
  Common stock, $.001 par value; 25,000,000 authorized:                                5                18
Issued and outstanding - 5,300,183 shares at April 30, 1999
  and 17,869,489 at October 31, 1999
  Additional paid-in capital                                                       1,388            65,795
  Accumulated deficit                                                            (24,303)          (28,072)
  Deferred compensation                                                             (805)           (7,387)
  Accumulated other comprehensive loss                                              (166)             (245)
  Notes receivable from officers                                                    (159)             (846)
                                                                                --------          --------
      Total common stockholders' equity (deficit)                                (24,040)           29,263
                                                                                --------          --------
      Total liabilities and stockholders' equity (deficit)                      $  9,428          $ 34,227
                                                                                ========          ========

       The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                  Unaudited                         Unaudited
                                                              Three Months Ended                 Six Months Ended
                                                                 October 31,                       October 31,
                                                           ------------------------          ------------------------
                                                             1998             1999             1998             1999
                                                           -------          -------          -------          -------

Revenues                                                   $ 3,441          $ 5,521          $ 6,557          $10,043
Cost of goods sold                                           1,330            2,028            2,518            3,718
                                                           -------          -------          -------          -------
Gross profit                                                 2,111            3,493            4,039            6,325

Operating expenses:
   Research and development                                    770            1,178            1,521            2,142
   Sales and marketing                                         918            1,625            1,697            2,972
   General and administrative                                  415              599              807            1,092
   Amortization of stock based compensation                     82            1,300              102            2,414
                                                           -------          -------          -------          -------
     Total operating expenses                                2,185            4,702            4,127            8,620
                                                           -------          -------          -------          -------

Loss from operations                                           (74)          (1,209)             (88)          (2,295)
Other (income) expense:
   Interest expense                                             85               91              236              181
   Interest income                                             (49)             (27)             (65)             (51)
   Other (income) expense, net                                  56              (67)              49              (38)
                                                           -------          -------          -------          -------
     Total other (income) expense                               92               (3)             220               92
Loss before dividends on redeemable
   preferred stock of subsidiary                              (166)          (1,206)            (308)          (2,387)
Dividends on redeemable preferred stock of
   subsidiary                                                   47               46               97               97
                                                           -------          -------          -------          -------
Net loss                                                      (213)          (1,252)            (405)          (2,484)
Dividends on redeemable preferred stock                        532              734              926            1,285
                                                           -------          -------          -------          -------
Loss applicable to common stock                            $  (745)         $(1,986)         $(1,331)         $(3,769)
                                                           =======          =======          =======          =======

Basic net loss per share                                   $ (0.19)         $ (0.34)         $ (0.35)         $ (0.74)
                                                           =======          =======          =======          =======
Shares used in computing basic
   net loss per share                                        3,847            5,846            3,750            5,075
                                                           =======          =======          =======          =======
Pro-forma basic net loss per share                         $ (0.06)         $ (0.15)         $ (0.12)         $ (0.28)
                                                           =======          =======          =======          =======
Shares used in computing pro-forma
   basic net loss per share                                 12,502           13,580           11,345           13,278
                                                           =======          =======          =======          =======


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                 Unaudited
                                                                              Six Months Ended
                                                                                October 31,
                                                                         -------------------------
                                                                           1998             1999
                                                                         --------         --------
Cash flows from operating activities:
   Net loss                                                              $   (405)        $(2,484)
   Depreciation and amortization                                              178             303
   Stock based compensation                                                   102           2,414
   Dividends accrued on subsidiary preferred stock                             97              97
   Changes in operating assets and liabilities:
      Accounts receivable                                                    (368)           (992)
      Inventory                                                              (605)           (356)
      Prepaids and other current assets                                       112            (284)
      Accounts payable                                                        117           1,242
      Accrued liabilities                                                    (332)            716
      Accrued compensation and benefits                                       (71)            (49)
      Deferred revenue                                                         --              37
                                                                         --------         -------
Net cash provided by (used in) operating activities                        (1,175)            644
                                                                         --------         -------

Cash flows from investing activities:
    Purchases of property and equipment                                      (330)           (482)
                                                                         --------         -------
Net cash used in investing activities                                        (330)           (482)
                                                                         --------         -------

Cash flows from financing activities:
    Redemption of subordinated debt                                        (2,500)         (2,500)
    Redemption of Series A redeemable preferred stock                                     (19,070)
    Issuance (redemption) of Series C redeemable preferred stock            2,470          (3,147)
    Issuance of Series D convertible preferred stock                        2,470              --
    Redemption of Series E redeemable preferred stock                          --          (2,587)
    Net proceeds from issuance of common stock                                 --          49,974
    Proceeds from option exercises                                              2               6
    Borrowings under line of credit                                                           230
                                                                         --------         -------
Net cash provided by financing activities                                   2,442          22,906
                                                                         --------         -------

Effect of exchange on cash                                                     39             (63)
                                                                         --------         -------

Net increase (decrease) in cash and equivalents                               976          23,005
Cash and equivalents, beginning of period                                   1,867           3,285
                                                                         --------         -------
Cash and equivalents, end of period                                      $  2,843         $26,290
                                                                         ========         =======

Supplemental disclosures of cash flow information:
Cash paid for interest                                                        282              30
Dividends on non-subsidiary preferred                                         926           1,285
Sale of restricted stock                                                        8             687
Dividends to Manz Development, Inc.                                            97              97
Issuance of preferred stock in exchange for redemption premium              1,652              --
Conversion of Series B and D redeemable preferred shares to common             --           4,908


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MCK Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by MCK Communications, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly-owned subsidiary. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 1999 and the operating results and cash flows for the three and six months ended October 31, 1999 and 1998. The condensed balance sheet at April 30, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Registration statement on Form S-1 as filed with the Securities and Exchange Commission.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations reported for the three and six months ended October 31, 1999 are not necessarily indicative of the results to be achieved for future quarters or the year ending April 30, 2000.

b.       CASH AND EQUIVALENTS

Cash and equivalents are defined as short-term highly liquid investments having an original maturity of three months or less.

c.       REVENUE RECOGNITION

We recognize product revenues upon shipment to the customer. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances, which amounts to date have not been significant. Service revenues are recognized as the services are performed. Maintenance revenues are deferred and recognized over the period of the contract.

d.       COMPREHENSIVE INCOME (LOSS)

During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three and six months ended October 31, 1999, MCK's comprehensive loss was $1.3 million and $2.6 million, respectively, compared to a comprehensive loss of $182,000 and $383,000 for the three and six months ended October 31, 1998. Other than the Company's net loss, there are no material components of the reported comprehensive loss.

e.       NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, with no consideration given for any potentially dilutive securities. The company issued 3,400,000 shares of common stock and converted all of its outstanding convertible preferred stock to common stock on October 27, 1999, the date of the Company's initial public offering. The net loss per share calculations have been appropriately weighted to reflect these activities.

No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from conversion of stock options and restricted stock are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB)No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

Pro forma basic net loss per share has been calculated assuming the conversion of preferred stock into an equivalent number of common shares as if the shares had converted on the dates of their issuance.

f.       SEGMENTS OF AN ENTERPRISE

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" or SFAS 131, which was required to be adopted for fiscal years beginning after December 15, 1997. SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement changes the way public companies report segment information in annual financial statements. SFAS 131 requires public companies to report financial and descriptive information about their operating segments in interim financial reports to shareholders as well. The adoption of this statement had no impact on the disclosures in the Company's financial statements as the Company operates in one business segment.

g.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for the year ended December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or result of operations.

NOTE 2. INITIAL PUBLIC OFFERING AND SUBSEQUENT EVENT

The Company completed its initial public offering of 3,400,000 shares of common stock in October 1999 raising approximately $49.5 million, net of offering and distribution costs. MCK Communications, Inc. is listed on the Nasdaq National Market under the symbol "MCKC".

In November of 1999, the underwriters of the Initial Public Offering exercised their over-allotment option and purchased an additional 255,000 shares of the Company's common stock at the offering price of $16.00. The Company received an additional $3,794,400, net of underwriting discounts and commissions, in this transaction. Additionally, certain stockholders sold an additional 255,000 shares of their stock in the Company. The Company did not receive any proceeds on such sales by its stockholders.

NOTE 3. COMMON STOCK

In October 1999, the Company implemented the following:

1) a 1.53-for-one stock split of the Company's outstanding shares. All share and per share information included in these condensed consolidated financial statements have been retroactively adjusted to reflect this stock split.

2) the re-incorporation of the Company in the State of Delaware. Upon re-incorporation, and following the consummation of the Initial Public Offering, the Company had 40,000,000 authorized shares of common stock, $.001 par value and 2,000,000 shares of undesignated preferred stock, $.001 par value.

NOTE 4. INVENTORY

Inventory consisted of (in 000's):

                                            April 30,        October 31,
                                               1999             1999
                                            ---------        -----------
                                                             (Unaudited)

Raw materials                                 $  518           $  595

Work-in-process                                  781            1,013
Finished goods                                   195              242
                                              ------           ------
                                              $1,494           $1,850

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from these expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under "overview", "liquidity and Capital Resources" and "Risk Factors" included in this section and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

MCK Communications is a leading provider of products that enable corporations to distribute the full range of features and applications of corporate telephone systems to branch offices and telecommuters over data networks. We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Newton, Massachusetts and have a development center in Calgary, Canada. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels.


Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog converter products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products and digital-to-analog converters may decline as a percentage of our revenues. While MCK is developing future products, including remote voice access products that operate over broadband networks, and is recruiting additional OEM and channel partners, there can be no assurance that we will be successful in these efforts.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                 Three Months Ended         Six Months Ended
                                                     October 31,               October 31,
                                                 ------------------         ----------------
                                                  1998         1999          1998       1999
                                                 -----        -----         -----      -----

Revenues                                         100.0%       100.0%        100.0%     100.0%
Cost of goods sold                                38.7%        36.7%         38.4%      37.0%
                                                 -----        -----         -----      -----
Gross profit                                      61.3%        63.3%         61.6%      63.0%

Operating expenses:

   Research and development                       22.4%        21.3%         23.2%      21.3%
   Sales and marketing                            26.7%        29.4%         25.9%      29.6%
   General and administrative                     12.1%        10.8%         12.3%      10.9%
   Amortization of stock based compensation        2.4%        23.5%          1.6%      24.0%
                                                 -----        -----         -----      -----
     Total operating expenses                     63.5%        85.2%         62.9%      85.8%
                                                 -----        -----         -----      -----

Loss from operations                              (2.2)%      (21.9)%        (1.3)%     22.9%
Other (income) expense:
   Interest expense                                2.5%         1.6%          3.6%       1.8%
   Interest income                                (1.4)%       (0.5)%        (1.0)%     (0.5)%
   Other (income) expense, net                     1.6%        (1.2)%         0.7%      (0.4)%
                                                 -----        -----         -----      -----
     Total other (income) expense                  2.7%        (0.1)%         3.4%       0.9%
                                                 -----        -----         -----      -----
Loss before dividends on redeemable
  preferred stock of subsidiary                   (4.8)%      (21.8)%        (4.7)%    (23.8)%
                                                 =====        =====         =====      =====


THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

Revenues. Revenues increased from $3.4 million for the three months ended October 31, 1998 to $5.5 million for the three months ended October 31, 1999, an increase of $2.1 million or 60.4%. This increase was primarily due to the release of our first multi-user remote voice access product in April 1999, which accounted for approximately $2.6 million or 46.7% of revenues. We expect revenues from our current single-user products to decrease as a percentage of revenues as we grow our sales of our multi-user products and our next generation single-user products.

Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $1.3 million for the three months ended October 31, 1998 to $2.0 million for the three months ended October 31, 1999, an increase of $698,000 or 52.5%. This increase was primarily related to the increase in volume of units shipped. Gross margin increased from 61.3% for the three months ended October 31, 1998 to 63.3% for the three months ended October 31, 1999. The increase in gross margin was primarily attributable to the introduction of our first multi-user remote voice access product, which has a higher gross margin than our other products. We do not expect this trend to continue in future quarters due to increased pricing pressures and rising component costs.

Research and development. Research and development expenses include salaries and related personnel costs, purchased software and proto-type expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $770,000 for the three months ended October 31, 1998 to $1.2 million for the three months ended October 31, 1999, an increase of $408,000 or 53.0%. This increase was due primarily to increases in staffing, the manufacturing of proto-type units for our EXTender 3200 for IDSL, EXTender 4000 and PBXgateway product lines and, to a lesser extent, related overhead costs. For the three months ended October 31, 1998 and 1999, research and development expenses decreased as a percentage of revenues from 22.4% to 21.3% as a result of increased revenues. Because we will continue to enhance existing products and fund new product development initiatives, we expect research and development expenses to increase in future periods. We also expect to increase our expenditures on our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $918,000 for the three months ended

October 31, 1998 to $1.6 million for the three months ended October 31, 1999, an increase of $707,000 or 77.0%. This increase was primarily due to increases in staffing of both sales and marketing personnel and, to a lesser extent, increased marketing activities related to the introduction of our first multi-user product. For the three months ended October 31, 1998 and 1999, sales and marketing expenses increased as a percentage of revenues from 26.7% to 29.4% as newly hired sales personnel generally do not achieve full productivity during their first two quarters with us. We intend to pursue sales and marketing campaigns aggressively and increase our sales force headcount and, therefore, expect these expenses to increase in the future.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $415,000 for the three months ended October 31, 1998 to $599,000 for the three months ended October 31, 1999, an increase of $184,000 or 44.3%. This increase was primarily due to increases in staffing in our accounting group to support our growth and reporting requirements as a public company, consulting costs relating to an upgrade of our enterprise resource planning system to ensure its Year 2000 compliance and, to a lesser extent, professional service costs. For the three months ended October 31, 1998 and 1999,general and administrative expenses decreased as a percentage of revenues from 12.1% to 10.8% as a result of increased revenues. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees in the fiscal year ended April 30, 1999 and the three months ended October 31, 1999, MCK recorded deferred compensation expense of $1.2 million and $1.5 million, respectively, representing the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized on an accelerated basis over the vesting period of the applicable options, generally four years. MCK expensed $82,000 and $1.3 million of deferred stock-based compensation in the three months ended October 31, 1998 and 1999, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

Other expense, net. Other expense, net consisted primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on intra-company transactions. Other expense, net improved from an expense $92,000 for the three months ended October 31, 1998 to an income of $3,000 for the three months ended October 31, 1999, an increase of $95,000. Interest expense, offset by interest income, increased from $36,000 for the three months ended October 31,1998 to $64,000 for the three months ended October 31, 1999. This increase was primarily due to a lower average cash balance during the October 1999 quarter as compared to the comparable quarter of 1998. Foreign exchange losses for the three months ended October 31, 1998 were $56,000 compared to a gain of $67,000 for the three months ended October 31, 1999. The decreased loss was due to a weakening of the U.S. dollar against the Canadian dollar.

SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998.

Revenues. Revenues increased from $6.6 million for the six months ended October 31, 1998 to $10.0 million for the six months ended October 31, 1999, an increase of $3.5 million or 53.2%. This increase was primarily due to the release of our first multi-user remote voice access product in April 1999, which accounted for approximately $4.3 million or 42.4% of revenues.

Cost of goods sold. Our cost of goods sold increased from $2.5 million for the six months ended October 31, 1998 to $3.7 million for the six months ended October 31, 1999, an increase of $1.2 million or 47.7%. This increase was primarily related to the increase in volume of units shipped. Gross margin increased from 61.6% for the six months ended October 31, 1998 to 63.0% for the six months ended October 31, 1999. The increase in gross margin was primarily attributable to the introduction of our first multi-user remote voice access product, which has a higher gross margin than our other products.

Research and development. Research and development expenses increased from $1.5 million for the six months ended October 31, 1998 to $2.1 million for the six months ended October 31, 1999, an increase of $621,000 or 40.8%. This increase was due primarily to increases in staffing, the manufacturing of proto-type units for our EXTender 3200 for IDSL, EXTender 4000 and PBXgateway product lines. For the six months ended October

31, 1998 and 1999, research and development expenses decreased as a percentage of revenues from 23.2% to 21.3% as a result of increased revenues.

Sales and marketing. Sales and marketing expenses increased from $1.7 million for the six months ended October 31, 1998 to $3.0 million for the six months ended October 31, 1999, an increase of $1.3 million or 75.1%. This increase was primarily due to increases in staffing of both sales and marketing personnel and, to a lesser extent, increased marketing activities related to the introduction of our first multi-user remote voice access product. For the six months ended October 31, 1998 and 1999, sales and marketing expenses increased as a percentage of revenues from 25.9% to 29.6% as newly hired sales personnel generally do not achieve during their first two quarters with us.

General and administrative. General and administrative expenses increased from $807,000 for the six months ended October 31, 1998 to $1.1 million for the six months ended October 31, 1999, an increase of $285,000 or 35.3%. This increase was primarily due to increases in staffing in our accounting group to support our growth and reporting requirements as a public company, consulting costs relating to an upgrade of our enterprise resource planning system to ensure its Year 2000 compliance and, to a lesser extent, professional service costs. For the six months ended October 31, 1998 and 1999,general and administrative expenses decreased as a percentage of revenues from 12.3% to 10.9% as a result of increased revenues.

Amortization of stock based compensation. Stock-based compensation expense was $102,000 and $2.4 million in the six months ended October 31, 1998 and 1999, respectively.

Other expense, net. Other expense, net decreased from $220,000 for the six months ended October 31, 1998 to $92,000 for the six months ended October 31, 1999, a decrease of $128,000 or 58.1%. Interest expense, offset by interest income, decreased from $171,000 for the six months ended October 31,1998 to $130,000 for the six months ended October 31, 1999. This decrease was due to a reduction in the subordinated debt on our balance sheet from $5.0 million to $2.5 million relating to the July 1998 financing. Foreign exchange losses for the six months ended October 31, 1998 were $49,000 compared to a gain of $38,000 for the six months ended October 31, 1999. The decreased loss was due to a weakening of the U.S. dollar against the Canadian dollar.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we financed our operations primarily from the sale of preferred stock and other financing arrangements, such as a bank line of credit, a subordinated debt offering and a capital equipment financing. On October 22, 1999, the Company completed its initial public offering of common stock, in which we sold 3,400,000 shares of common stock at a price of $16.00 per share. Proceeds from the offering, after offering expenses, were approximately $49.5 million. In November 1999, the underwriters of the Initial Public Offering exercised their over-allotment option and purchased an additional 255,000 shares of the Company's common stock at the offering price of $16.00. The Company received an additional $3,794,400, net of underwriting discounts and commissions, in this transaction.

As of October 31, 1999, our principal sources of liquidity consisted of cash and equivalents of $26.3 million and a credit facility against accounts receivable which provides for borrowings of up to $2.0 million. We are currently in negotiations with our lender to increase the amount available under the borrowing base to $5.0 million. The Company regularly invests excess funds in short-term money market funds. In the future we expect to invest excess cash in short-term money market funds, commercial paper, and government and non-government debt securities.

Net cash provided by operations was $644,000 for the six months ended October 31, 1999. Cash provided by operations was primarily related to an increase in accounts payable of $1.2 million and an increase in accrued expenses of $716,000 and was partially offset by an increase in accounts receivable of $992,000 and an increase in inventory of $356,000. Net cash provided by financing activities was $22.9 million for the six months ended October, 31, 1999. Cash provided by financing activities was primarily due to the proceeds from the issuance of common stock, including net proceeds of $49.5 million from the initial public offering. This was partially offset by mandatory redemption payments to the holders of redeemable preferred stock of $24.8 million and a reduction in subordinated debt of $2.5 million.

We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand the sales, support, marketing and product development organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that the net proceeds from this offering, together with our current cash and equivalents, cash generated from operations and available borrowings under our line of credit, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

YEAR 2000 COMPLIANCE

Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the Year 2000 approaches, and are commonly referred to as the "Year 2000 problem."

The majority of MCK's products do not have time keeping capabilities and are therefore, by default, Year 2000 compliant. Only our Branch Office EXTender 6000 and PBXgateway products have internal clocks, and we believe such product lines are Year 2000 compliant. However, our products are generally integrated into networks involving sophisticated hardware and software products provided by other vendors. Each of MCK's customers' solutions involve different combinations of third-party products and MCK cannot evaluate whether all of the third party products are year 2000 compliant. We currently do not expect any significant Year 2000 problems to arise with our products. We have generally represented to our indirect channel partners and end users that our products are Year 2000 compliant, and if that turns out to be untrue, these parties may make claims against us which may result in litigation or contract terminations.

We believe that we have identified mission-critical computers, servers, applications, business systems and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We have also identified critical facilities equipment, such as fax machines, telephone switches, security systems and other common devices, may be affected by the Year 2000 problem. We have begun the process of modifying, upgrading and replacing major systems that have been assessed as adversely affected, and expect to complete his process before the occurrence of any material disruption of our business.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have cash equivalents that primarily consist of overnight money market accounts. A 100 basis point shift in interest rates would not result in a material change in interest expense, cash flows or the fair value of the cash equivalents.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. For the three months and six months ended October 31, 1999, revenue from our Canadian subsidiary accounted for 5.9% and 7.1% of revenues, respectively. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at October 31, 1999, a 10% strengthening of the U.S.dollar against the Canadian dollar would result in a foreign currency transaction loss of $152,000

RISK FACTORS

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND
OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Lucent, to purchase our products would seriously harm our business. For the three and six months ended October 31, 1999, Lucent accounted for 42.5% and 44.2% of our revenues, respectively, and our ten largest customers, including Lucent, accounted for 84.1% and 77.7% of our revenues, respectively. None of these large customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and, in particular: - the product requirements of these customers; - the financial and operational success of these customers; and - the success of the underlying products and services that our products support. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition and results of operations.

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success will depend to a significant degree upon our relationships with leading PBX vendors, including those with Alcatel, Lucent, NEC, Nortel Networks and Toshiba. The systems sold by these vendors account for approximately 65% of the U.S. market for corporate PBX equipment sales, and approximately 99% of our revenues for fiscal year 1999 were attributable to products which interoperate with corporate telephone systems offered by these vendors. We may not have access in the future to the proprietary protocols for the major corporate telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the corporate telephone systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations. In addition, we currently have varying distribution, marketing and development arrangements with the PBX vendors noted above. These relationships are not exclusive and there is no assurance that we will continue to enjoy the support and cooperation that we have historically experienced from these parties or their distribution channels. Moreover, it is possible that the PBX vendors may seek to offer broader product lines and solutions that are competitive with our products.

UNLESS WE ARE ABLE TO KEEP PACE WITH THE RAPIDLY CHANGING PRODUCT REQUIREMENTS OF OUR CUSTOMERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

The telecommunications market is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. This may cause us to be unable to sustain or grow our business.

INTENSE COMPETITION IN THE MARKET FOR REMOTE VOICE SOLUTIONS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

The market for remote voice solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships with service providers. For instance, in June 1999 Nortel Networks announced its intention to develop new products which will compete directly with our products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors. Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business and results of operations. We may not be able to compete successfully against current or future competitors and these competitive pressures may seriously harm our business.

FUTURE CONSOLIDATION IN THE COMMUNICATIONS EQUIPMENT INDUSTRY MAY
INCREASE COMPETITION THAT COULD HARM OUR BUSINESS

The markets in which we compete are characterized by increasing consolidation both within the communications sector and by companies combining or acquiring communications assets. This consolidation creates uncertainty as to the nature of our future competition. For instance, a relatively small competitor which is acquired by a large telecommunications company would likely have access to greater resources than us and would accordingly be a greater competitive threat. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and may result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on strategic relationships with third parties in our industry, such as Lucent, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the ten most recent fiscal quarters, our net results of operations have ranged from a net loss before dividends on subsidiary redeemable preferred stock of $95,000 to net loss of $1,206,000. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to: the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers; our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions; new product introductions and announcements, and reductions in the prices of products offered by our competitors; our ability to sustain our technology relationships, particularly with the major PBX manufacturers and service providers; availability and changes in the prices of components provided by third parties; our ability to attain and maintain production volumes and quality levels for our products; the mix of products sold and the mix of distribution channels through which they are sold; fluctuations in demand for our products; costs relating to possible acquisitions and integration of technologies or businesses; telecommunications market conditions and economic conditions generally; our ability to hire, train, integrate and retain new personnel; and changes in the level of our operating expenses. Given that any one or more of these or other factors could have an adverse effect on our business, the prediction of future quarterly results is difficult and uncertain. In addition, some of our operating expenses are relatively fixed in advance of any particular quarter. As a result, we may not be able to reduce our operating costs in response to unanticipated reductions in our revenues or the demand for our products.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

We currently use two independent manufacturers, Celestica and Electronic Manufacturing Group, to manufacture all of our products. We are also contemplating using an additional manufacturer to manufacture our multi-user remote voice access products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SUPPORT

Our ability to continue to grow and to retain current and future customers depends in part upon the quality of our customer support operations. We have recently entered into an arrangement with a third-party customer support firm to provide some of our customer support functions. Failure to offer adequate customer support, either directly or through third parties, or failure to properly integrate third-party services into our customer support framework could materially and adversely affect our reputation and cause demand for our products to decline.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES WILL DECREASE

Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include: continued market acceptance of PBX technology; the performance, price and total cost of ownership of our products; the availability and price of competing products and technologies; and the efforts and success of our indirect distribution channels. Many of these factors are beyond our control. We may experience failure or delays in market acceptance of our products. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would reduce the amount of revenue we receive from the sale of our products.

BECAUSE SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SALES OF A SMALL NUMBER OF PRODUCTS, OUR FUTURE OPERATING RESULTS WILL BE DEPENDENT ON SALES OF THESE PRODUCTS

We currently derive a substantial part of our revenues from our product family of remote voice access equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, our branch office products have only recently been introduced to the market, and we are expecting that these products will account for a substantial portion of our revenues for the foreseeable future. Factors that could affect sales of our products include: the demand for remote access voice solutions; the successful development, introduction and market acceptance of new and enhanced products that address customer requirements; product introductions or announcements by our competitors; price competition in our industry; and technological change.

IF WE FAIL TO DEVELOP AND EXPAND OUR INDIRECT DISTRIBUTION CHANNELS, OUR BUSINESS COULD SUFFER

Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels, maintain our relationships with large PBX vendors and telecommunications service providers, and expand our field sales organization. If we fail to develop and cultivate relationships with significant indirect distribution channels, or if these distribution channels are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our indirect distribution channels also sell products that compete with our products, and none of our strategic or reseller arrangements are exclusive. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our indirect distribution channels. Our indirect distribution channels may not market our products effectively or may cease to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to significantly expand our field sales staff. This internal expansion may not be successfully completed. In addition, the cost of this expansion may exceed the revenues generated and our expanded sales and support staff may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively develop and expand our distribution channels or manage the expansion of our sales and support staff would adversely affect our ability to grow and increase revenues.

OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE THE OFFERING PRICE

 There has previously not been a public market for our common stock. It is uncertain whether and to what extent a trading market will develop for our common stock or how liquid that market might become. The trading price of our common stock could be subject to wide fluctuations in response to factors such as: actual or anticipated variations in quarterly operating results; announcements of technological innovations; general technology or economic trends; revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter; changes in general market conditions; changes in financial estimates by securities analysts; announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; additions or departures of key personnel; the demand for our common stock; the number of market makers for our common stock; sales of a large number of shares of our common stock in the public market after this offering or the perception that such sales could occur; and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the NASDAQ National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices are substantially above historical levels. These trading prices may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would reduce the amount of resources and management time focused on growing our business and improving operating results.

SALES TO CUSTOMERS BASED OUTSIDE THE UNITED STATES HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT INTERNATIONAL OPERATIONS

International sales represented 8.9% and 11.0% of our revenues for the three and six months ended October 31, 1999. We expect sales to international markets to increase as a percentage of revenues in the future and have opened a direct sales office in the United Kingdom to both support and manage this growth. International sales are subject to a number of risks, including: - changes in foreign government regulations and communications standards; - export license requirements; - currency fluctuations, tariffs and taxes; - other trade barriers; - difficulty in collecting accounts receivable; - difficulty in managing foreign operations; and political and economic instability. If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic down turns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. In addition, the foreign markets for our products may develop more slowly than currently anticipated. We anticipate that our non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and we do not currently plan to engage in foreign currency hedging transactions. As we expand our international operations, however, we may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. Our future currency hedging strategies may not be successful.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of copyright, trademark, trade secret and other intellectual property laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third-party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. Such access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could seriously harm our future operating results.

CLAIMS ALLEGING INFRINGEMENT OF A THIRD PARTY'S INTELLECTUAL PROPERTY COULD RESULT IN SIGNIFICANT EXPENSE TO US AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business, and this risk may increase as the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies. Any claims against us or any purchaser or user of our products asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Legal action claiming patent infringement may be commenced against us and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

IF OUR PRODUCTS CONTAIN DEFECTS, WE MAY BE SUBJECT TO SIGNIFICANT LIABILITY CLAIMS FROM OUR CUSTOMERS AND THE END USERS OF OUR PRODUCTS AND INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES

Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, certain product returns, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. For example, minor software defects in our EXTender 3000E product caused us to cease shipments of that product for approximately six weeks to enable us to correct the defects. Moreover, because our products are designed to provide critical communications services, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims resulting from a defect in one of our products. Although we maintain product liability insurance covering damages arising from the implementation and use of our products, the terms of our insurance limit the amount and types of damages that are covered and may not cover any claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

WE MAY HAVE DIFFICULTY IDENTIFYING THE SOURCE OF THE PROBLEM WHEN THERE IS A PROBLEM IN A NETWORK WHICH MAY ADVERSELY AFFECT THE MARKET ACCEPTANCE OF OUR PRODUCTS

Our products must successfully integrate with products from other vendors, such as traditional telephone systems. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

WE CONTINUE TO SIGNIFICANTLY EXPAND OUR OPERATIONS AND OUR FAILURE TO MANAGE GROWTH COULD HARM OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At October 31, 1999, we employed 105 employees and we expect the number of our employees to increase significantly in the future. Further significant expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, substantially all of our senior management have been with us for approximately two years. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations: improve our existing and implement new operations, financial and management information controls, reporting systems and procedures; hire, train and manage additional qualified personnel; expand and upgrade our core technologies; and effectively manage multiple relationships with our customers, suppliers and other third parties.

IF WE LOSE KEY PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR
BUSINESS

Our success depends to a significant degree upon the continued contributions of our senior sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Specifically, we believe that our future success is highly dependent on Steven J. Benson and other senior management personnel. Within the last year, we have introduced several new products, and we have additional new products currently in pre-release testing. The loss of the services of any key personnel, particularly senior management and engineers, could seriously harm our business, financial condition and results of operations, including our success in selling our recently introduced products and introducing new products.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES

We have experienced growth in revenues and expansion of our operations, which has placed significant demands on our management, engineering staff and facilities. Continued growth will also require us to hire more engineering, sales and administrative personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the design and installation of telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We cannot be certain that we will successfully attract and retain additional qualified personnel. In addition, our key person life insurance policy, covering some of our key employees, may be insufficient to cover the costs associated with the loss of one of these employees.

IF WE OR OUR KEY SUPPLIERS OR CUSTOMERS FAIL TO BE YEAR 2000 COMPLIANT, OUR BUSINESS MAY BE SEVERELY DISRUPTED AND OUR RESULTS OF OPERATIONS MAY BE MATERIALLY ADVERSELY AFFECTED

The Year 2000 problem creates a risk for us. Although most of our products do not incorporate internal clocks, if our remaining products or our internal computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in five areas: potential warranty or other claims from our customers, which may result in significant expense to us; failures of systems we use to run our business, which could disrupt our business operations; failures of systems used by our suppliers and contract manufacturers, which could delay or affect the quality of our products; customers may delay purchasing decisions until the impact of Year 2000 is more clearly understood, which could negatively impact our revenues; and the potential for failures of our products, particularly our central office-based systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products, which may require that we incur significant unexpected expenses. We are currently evaluating our exposure in all of these areas. We are in the process of conducting a comprehensive inventory and evaluation of the information systems used to run our business. We intend to upgrade or replace systems which are identified as non-compliant. For the Year 2000 non-compliance issues identified to date, we do not expect the cost of remediation to be material to our operating results. If implementation of replacement systems is delayed, however, or if significant new non-compliance issues are identified, our business, financial condition or results of operations could be materially adversely affected. We intend to contact our critical suppliers and contract manufacturers to determine whether their operations and the products and services they provide are Year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of our suppliers and contract manufacturers to be prepared for any Year 2000 problems. However, failures remain a possibility and could have a material adverse effect on our business, financial condition or results of operations. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse effect on our business, financial condition or results of operations.

CONTROL BY EXISTING STOCKHOLDERS MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL

Our executive officers, directors and principal stockholders and their affiliates own a significant percentage of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT

Provisions in our certificate of incorporation and by-laws and in Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so, and the ability of public stockholders to change our management could be substantially impeded by these anti-takeover provisions. For example, we have a staggered board of directors and the right under our charter documents to issue preferred stock without further stockholder approval, which provisions could adversely affect the holders of our common stock.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) For the three months ended October 31, 1999, the Company issued 63,696 shares of common stock pursuant to the exercise of stock options at exercise prices ranging from $0.098 to $0.196. All of these stock options were granted prior to the Company's initial public offering under one of the Company's employee stock option plans. We also sold 30,600 shares of common stock to one of our directors, as disclosed on page 58 of our Registration Statement on Form S-1 filed with the Securities and Exchange Commission. No underwriters were used in connection with these sales and issuances. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to compensation, as provided by Rule 701, or pursuant to Section 4(2) of the Securities Act on the basis that the transactions did not involve a public offering.

(d) In connection with its initial public offering in October 1999, the Company filed a Registration Statement on Form S-1, SEC File No. 333-85821 (the "Registration Statement"), which was declared effective by the Commission on October 21, 1999. Pursuant to the Registration Statement, the Company registered 3,400,000 shares of its Common Stock, $.001 par value per share for its own account. The initial public offering resulted in gross proceeds of $54.4 million, $3,808,000 of which was applied toward the underwriting discount and commissions. Other expenses related to the offering are estimated to have been $1.1 million and have been paid or are payable to unaffiliated parties. The net proceeds to the Company were approximately $49,492,000. The Company used a portion of the net proceeds to make the following mandatory payments:

- Made a redemption payment of $19,070,164 to our Series A Redeemable Preferred stockholders, which represents a redemption payment of $14,985,733 plus accrued dividends of $4,084,431.

- Made a redemption payment of $3,147,487 to our Series C Redeemable Preferred stockholders, which represents a redemption payment of $2,500,000 plus accrued dividends and liquidation premiums of $647,487.

- Made a redemption payment of $2,586,793 to our Series E Redeemable Preferred stockholders, which represents a redemption payment of $2,500,000 plus accrued dividends of $586,793.

- Made a redemption payment of $2,522,107 to the holders of our subordinated debt obligations, which represents a redeption payment of $2,500,000 plus accrued interest of $22,107.

We currently expect to use the net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of of business. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. However, we have no present commitments or agreements with respect to such acquistions. Pending such uses, we will invest the net proceeds in short-term, investment-grade, interest bearing securities.

In November 1999, the Underwriters exercised their over-allotment options and purchased 255,000 shares of common stock at the issuance price of $16.00 per share. The Company received $3,794,400 net of commissions and costs. We intend to use these proceeds in a manner similar to that described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent dated as of September 30, 1999 a majority of the Company's stockholders approved the following proposals:

                  - A proposal to approve the Company's reincorporation in the State of Delaware;

         By written consent dated as of October 19, 1999 a majority of the Company's stockholders approved the following proposals:

                  - A proposal to approve amendment of the Company's Certificate of Incorporation to, among other things, increase the number of authorized shares of Common Stock of the Company to 40,000,000, to create a staggered board of directors and to eliminate the ability of stockholders to act by written consent to be effective upon consummation of the initial public offering;

                  - A proposal to approve amendment of the Company's Certificate of Incorporation to, among other things, eliminate the Company's authorized Redeemable Convertible Preferred Stock and Convertible Preferred Stock to be effective upon the closing of the initial public offering;

                  - A proposal to approve the adoption of the 1999 Stock Option and Grant Plan; and

                  - A proposal to elect Steven J. Benson and Calvin C. Manz as Class I Directors, Michael Balmuth and John Landry as Class II Directors, and Gregory M. Avis and Paul Severino as Class III Directors.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

        (a) Exhibits

            Exhibit 27.1 - Financial Data Schedule

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 1999

                                             MCK COMMUNICATIONS, INC.


                                             /S/ Steven J. Benson
                                             -----------------------------------

                                             Steven J. Benson
                                             President and CEO