Form 10-Q
period 2000-01-31
MCK COMMUNICATIONS INC
filed 2000-03-09
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED JANUARY 31, 2000 OR

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

        YES [ ]                NO [X]

     As of January 31, 2000, there were 18,061,754 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents

PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at April 30, 1999
         and January 31, 2000                                                 3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended January 31, 1999 and 2000                4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended January 31, 1999 and 2000                          5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13

PART II - OTHER INFORMATION                                                  20

Item 2.  Changes in Securities and Use of Proceeds                           20

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                   22

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements

                            MCK Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                April 30,       January 31,
                                                                                  1999             2000
                                                                                ---------       -----------
                                                                                                (Unaudited)

                                Assets

Current assets:
  Cash and equivalents                                                          $  3,285          $  8,424
  Marketable securities                                                               --            19,423
  Accounts receivable, net                                                         3,350             5,203
  Inventory                                                                        1,494             2,293
  Prepaids and other current assets                                                  213             1,240
                                                                                --------          --------
      Total current assets                                                         8,342            36,583

Fixed assets, net                                                                  1,054             1,391
Other assets                                                                          32                20
                                                                                --------          --------
Total assets                                                                    $  9,428          $ 37,994
                                                                                ========          ========

            Liabilities and Stockholders' Equity (deficit)

Current liabilities:
  Accounts payable                                                              $  1,666          $  2,765
  Accrued liabilities                                                                693             1,043
  Accrued compensation and benefits                                                  404               450
  Borrowings under line of credit                                                     --               211
  Deferred revenue                                                                    --               112
                                                                                --------          --------
      Total current liabilities                                                    2,763             4,581

Long-term debt                                                                     2,500                --
Redeemable preferred stock of subsidiary                                           2,490                --
Redeemable preferred stock                                                        21,011                --
Redeemable convertible preferred stock                                             4,704                --

Stockholders' equity (deficit):
  Common stock, $.001 par value; Authorized 25,000,000 and 40,000,000                  5                18
  shares at April 30, 1999 and January 31,2000 Issued and
  outstanding - 5,300,183 shares at April 30, 1999 and
  18,061,754 at January 31, 2000
  Additional paid-in capital                                                       1,388            68,785
  Accumulated deficit                                                            (24,303)          (28,604)
  Deferred compensation                                                             (805)           (5,809)
  Accumulated other comprehensive loss                                              (166)             (225)
  Notes receivable from officers                                                    (159)             (752)
                                                                                --------          --------
      Total common stockholders' equity (deficit)                                (24,040)           33,413
                                                                                --------          --------
      Total liabilities and stockholders' equity (deficit)                      $  9,428          $ 37,994
                                                                                ========          ========

     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                  Unaudited                         Unaudited
                                                              Three Months Ended                 Nine Months Ended
                                                                 January 31,                       January 31,
                                                           ------------------------          ------------------------
                                                             1999             2000             1999             2000
                                                           -------          -------          -------          -------
Revenues                                                   $ 3,609          $ 6,719         $ 10,166          $16,763
Cost of goods sold                                           1,376            2,556            3,894            6,274
                                                           -------          -------          -------          -------
Gross profit                                                 2,233            4,163            6,272           10,489

Operating expenses:
   Research and development                                    880            1,292            2,401            3,433
   Sales and marketing                                       1,004            2,021            2,702            4,994
   General and administrative                                  347              685            1,153            1,778
   Amortization of stock based compensation                    146            1,046              248            3,460
                                                           -------          -------          -------          -------
     Total operating expenses                                2,377            5,044            6,504           13,665
                                                           -------          -------          -------          -------

Loss from operations                                          (144)            (881)            (232)          (3,176)
Other (income) expense:
   Interest expense                                             82                9              318              190
   Interest income                                             (34)            (389)             (99)            (440)
   Other (income) expense, net                                 (40)              30                9               (8)
                                                           -------          -------          -------          -------
     Total other (income) expense                                8             (350)             228             (258)
Loss before dividends on redeemable
   preferred stock of subsidiary                              (152)            (531)            (460)          (2,918)
Dividends on redeemable preferred stock of
   subsidiary                                                   47               --              144               97
                                                           -------          -------          -------          -------
Net loss                                                      (199)            (531)            (604)          (3,015)
Dividends on redeemable preferred stock                        532               --            1,458            1,285
                                                           -------          -------          -------          -------
Loss applicable to common stock                            $  (731)         $  (531)         $(2,062)         $(4,300)
                                                           =======          =======          =======          =======

Basic net loss per share                                   $ (0.19)         $ (0.03)         $ (0.54)         $ (0.47)
                                                           =======          =======          =======          =======
Shares used in computing basic
   net loss per share                                        3,944           17,085            3,815            9,079
                                                           =======          =======          =======          =======
Pro-forma basic net loss per share                         $ (0.06)         $ (0.03)         $ (0.18)         $ (0.30)
                                                           =======          =======          =======          =======
Shares used in computing pro-forma
   basic net loss per share                                 12,605           17,085           11,765           14,547
                                                           =======          =======          =======          =======

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Unaudited
                                                                              Nine Months Ended
                                                                                January 31,
                                                                         -------------------------
                                                                           1999             2000
                                                                         --------         --------
Cash flows from operating activities:
   Net loss                                                              $   (604)        $(3,015)
   Depreciation and amortization                                              299             550
   Stock based compensation                                                   248           3,460
   Dividends accrued on subsidiary preferred stock                            149              97
   Changes in operating assets and liabilities:
      Accounts receivable                                                    (870)         (1,853)
      Inventory                                                              (586)           (799)
      Prepaids and other current assets                                       125          (1,027)
      Accounts payable                                                        559           1,099
      Accrued liabilities                                                     (65)            350
      Accrued compensation and benefits                                        (2)             45
      Deferred revenue                                                         --             112
                                                                         --------         -------
Net cash used in operating activities                                        (747)           (981)
                                                                         --------         -------

Cash flows from investing activities:
    Purchases of property and equipment                                      (470)           (890)
    Purchases of marketable securities                                         --         (19,423)
                                                                         --------         -------
Net cash used in investing activities                                        (470)        (20,313)
                                                                         --------         -------

Cash flows from financing activities:
    Redemption of subordinated debt                                        (2,500)         (2,500)
    Redemption of Series A redeemable preferred stock                          --         (19,070)
    Issuance (redemption) of Series C redeemable preferred stock            2,470          (3,147)
    Issuance of Series D convertible preferred stock                        2,470              --
    Redemption of Series E redeemable preferred stock                          --          (2,587)
    Net proceeds from issuance of common stock                                 --          53,567
    Proceeds from option exercises                                              3               8
    Borrowings under line of credit                                            --             210
                                                                         --------         -------
Net cash provided by financing activities                                   2,443          26,481
                                                                         --------         -------

Effect of exchange rate change on cash                                          4             (48)
                                                                         --------         -------

Net increase in cash and equivalents                                        1,230           5,139
Cash and equivalents, beginning of period                                   1,867           3,285
                                                                         --------         -------
Cash and equivalents, end of period                                      $  3,097         $ 8,424
                                                                         ========         =======

Supplemental disclosures of cash flow information:
Cash paid for interest                                                   $    587         $   197
Dividends on non-subsidiary preferred                                       1,458           1,285
Sale of restricted stock                                                        8             597
Dividends to Manz Development, Inc.                                           287             193
Issuance of preferred stock in exchange for redemption premium              1,652              --
Conversion of Series B and D redeemable preferred shares to common             --           4,917


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MCK Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by MCK Communications, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiary. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at January 31, 2000 and the operating results and cash flows for the three and nine months ended January 31, 2000 and 1999. The condensed balance sheet at April 30, 1999 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Registration statement on Form S-1 as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and nine months ended January 31, 2000 are not necessarily indicative of the results to be achieved in future quarters or the year ended April 30, 2000.

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

d.       COMPREHENSIVE INCOME (LOSS)

During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three and nine months ended January 31, 2000, MCK's comprehensive loss was $511,000 and $3.1 million, respectively, compared to a comprehensive loss of $224,000 and $607,000 for the three and nine months ended January 31, 1999. Other than the Company's net loss, there are no material components of the reported comprehensive loss.

e.       NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, with no consideration given for any potentially dilutive securities. The company issued 3,400,000 shares of common stock and converted all of its outstanding convertible preferred stock to common stock on October 22, 1999, the date of the Company's initial public offering. The company also issued an additional 255,000 shares of common stock on November 22, 1999 to cover the over-allotment. The net loss per share calculations have been appropriately weighted to reflect these activities. No diluted loss per share information has been presented in the accompanying condensed consolidated statements of operations since potential common shares from conversion of stock options and restricted stock are antidilutive. The Company evaluated the requirements of the Securities and Exchange Commission Staff Accounting Bulletin (SAB)No. 98 and concluded that there are no nominal issuances of common stock or potential common stock which would be required to be shown as outstanding for all periods as outlined in SAB No. 98.

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

NOTE 2. INITIAL PUBLIC OFFERING

The Company completed its initial public offering of 3,400,000 shares of common stock in October 1999, raising approximately $49.5 million, net of offering and expenses. MCK Communications, Inc. is listed on the NASDAQ National Market under the symbol "MCKC".

On November 22, 1999, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 255,000 shares of the Company's common stock. The Company received an additional $3,794,400, net of underwriting discounts and commissions, in this transaction. Additionally, certain stockholders sold 255,000 shares of their stock in the Company. The Company did not receive any proceeds on such sales by its stockholders.

NOTE 3. COMMON STOCK

In October 1999, the Company implemented the following:

1) a 1.53-for-one stock split of the Company's outstanding shares of common stock. All share and per share information included in these condensed consolidated financial statements have been retroactively adjusted to reflect this stock split.

2) the re-incorporation of the Company in the State of Delaware. Upon re-incorporation, and following the consummation of the Initial Public Offering, the Company had 40,000,000 authorized shares of common stock, $.001 par value and 2,000,000 shares of undesignated preferred stock, $.001 par value.

NOTE 4. INVENTORY

Inventory consisted of (in 000's):

                           April 30,           January 31,
                                1999                  2000
                           ---------           -----------
                                               (Unaudited)
Raw materials                $  518               $1,002
Work-in-process                 781                  931
Finished goods                  195                  360
                             ------               ------
                             $1,494               $2,293

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

Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog converter products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products and digital-to-analog converters may decline as a percentage of our revenues. While MCK is developing future products, including remote voice access products that operate over broadband networks, and is recruiting additional OEM and channel partners, there can be no assurance that we will be successful in these efforts or that they will have a positive impact on our revenues.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                 Three Months Ended         Nine Months Ended
                                                     January 31,               January 31,
                                                 ------------------         ----------------
                                                  1999         2000          1999       2000
                                                 -----        -----         -----      -----
Revenues                                         100.0%       100.0%        100.0%     100.0%
Cost of goods sold                                38.1%        38.0%         38.3%      37.4%
                                                 -----        -----         -----      -----
Gross profit                                      61.9%        62.0%         61.7%      62.6%

Operating expenses:

   Research and development                       24.4%        19.2%         23.6%      20.5%
   Sales and marketing                            27.8%        30.1%         26.6%      29.8%
   General and administrative                      9.6%        10.2%         11.3%      10.6%
   Amortization of stock based compensation        4.0%        15.6%          2.4%      20.6%
                                                 -----        -----         -----      -----
     Total operating expenses                     65.9%        75.1%         64.0%      81.5%
                                                 -----        -----         -----      -----

Loss from operations                              (4.0)%      (13.1)%        (2.3)%    (19.0)%
Other (income) expense:
   Interest expense                                2.3%         0.1%          3.1%       1.1%
   Interest income                                (0.9)%       (5.8)%        (1.0)%     (2.6)%
   Other (income) expense, net                    (1.1)%        0.4%          0.1%      (0.0)%
                                                 -----        -----         -----      -----
     Total other (income) expense                  0.2%        (5.2)%         2.2%      (1.5)%
                                                 -----        -----         -----      -----
Loss before dividends on redeemable
  preferred stock of subsidiary                   (4.2)%       (7.9)%        (4.5)%    (17.4)%
                                                 =====        =====         =====      =====

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

Revenues. Revenues increased from $3.6 million for the three months ended January 31, 1999 to $6.7 million for the three months ended January 31, 2000, an increase of $3.1 million or 86.2%. This increase was primarily due to the increased sales of our multi-user remote voice access product, which accounted for approximately $3.3 million or 48.9% of revenues during the three months ended January 31, 2000. We expect revenues from our current single-user products to decrease as a percentage of revenues as we grow our sales of our multi-user products and our next generation single-user products.

Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $1.4 million for the three months ended January 31, 1999 to $2.6 million for the three months ended January 31, 2000, an increase of $1.2 million or 85.8%. This increase was primarily related to the increase in volume of units shipped. Gross margin increased slightly from 61.9% for the three months ended January 31, 1999 to 62.0% for the three months ended January 31, 2000. The increase in gross margin was primarily attributable to the introduction of our first multi-user remote voice access product, which has a higher gross margin than our other products. This increased margin contribution of our multi-user product was substantially offset by start-up manufacturing costs associated with our 12 port product, which began shipping during the quarter. We do not expect the trend of increasing margins to continue in future quarters due to rising component costs, increased pricing pressures, and increased manufacturing overhead costs related to new product introductions.

Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $880,000 for the three months ended January 31, 1999 to $1.3 million for the three months ended January 31, 2000, an increase of $412,000 or 46.8%. This increase was due primarily to increases in staffing, the manufacturing of prototype units for our 12 Port Branch Office EXTender and EXTender 6000 product lines and, to a lesser extent, related overhead costs. For the three months ended January 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 24.4% to 19.2% as a result of increased revenues. Because we will continue to enhance existing products and fund new product development initiatives, we expect research and development expenses to increase both in real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures in our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $1.0 million for the three months ended January 31, 1999 to $2.0 million for the three months ended January 31, 2000, an increase of $1.0 million or 101.3%. This increase was primarily due to increases in staffing of both sales and marketing personnel and, to a lesser extent, increased marketing activities related to the introduction of our first multi-user product. For the three months ended January 31, 1999 and 2000, sales and marketing expenses increased as a percentage of revenues from 27.8% to 30.1% as newly hired sales personnel generally do not achieve full productivity during their first two quarters with us. We intend to pursue sales and marketing campaigns aggressively and increase our sales force headcount and, therefore, expect these expenses to increase in the future.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $347,000 for the three months ended January 31, 1999 to $685,000 for the three months ended January 31, 2000, an increase of $338,000 or 97.4%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, consulting costs relating to an upgrade of our enterprise resource planning system to ensure its Year 2000 compliance and, to a lesser extent, professional service costs. For the three months ended January 31, 1999 and 2000, general and administrative expenses increased as a percentage of revenues from 9.6% to 10.2%. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees in the fiscal year ended April 30, 1999, MCK recorded deferred compensation expense of $1.2 million. The company reduced deferred compensation by $531,000 in connection with the cancellation of certain options during the three months ended January 31, 2000. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. MCK expensed $146,000 and $1.0 million of deferred stock-based compensation in the three months ended January 31, 1999 and 2000, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

Other (income) expense, net. Other (income) expense, net consists primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other (income) expense, net improved from an expense of $8,000 for the three months ended January 31, 1999 to income of $350,000 for the three months ended January 31, 2000, an improvement of $358,000. Interest expense, offset by interest income, improved from an expense of $48,000 for the three months ended January 31,1999 to income of $380,000 for the three months ended January 31, 2000. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange gains for the three months ended January 31, 1999 were $40,000 compared to a loss of $30,000 for the three months ended January 31, 2000. The current period loss was due to a strengthening of the U.S. dollar against the Canadian dollar.

NINE MONTHS ENDED JANUARY 31, 2000 AND 1999.

Revenues. Revenues increased from $10.2 million for the nine months ended January 31, 1999 to $16.8 million for the nine months ended January 31, 2000, an increase of $6.6 million or 64.9%. This increase was primarily due to the release of our first multi-user remote voice access product in April 1999, which accounted for approximately $7.6 million or 45.2% of revenues.

Cost of goods sold. Our cost of goods sold increased from $3.9 million for the nine months ended January 31, 1999 to $6.3 million for the nine months ended January 31, 2000, an increase of $2.4 million or 61.1%. This increase was primarily related to the increase in volume of units shipped. Gross margin increased from 61.7% for the nine months ended January 31, 1999 to 62.6% for the nine months ended January 31, 2000. The increase in gross margin was primarily attributable to the introduction of our first multi-user remote voice access product, which has a higher gross margin than our other products.

Research and development. Research and development expenses increased from $2.4 million for the nine months ended January 31, 1999 to $3.4 million for the nine months ended January 31, 2000, an increase of $1.0 million or 43.0%. This increase was due primarily to increases in staffing, the manufacturing of proto-type units for our EXTender 3200 for IDSL, EXTender 4000, 12 port Branch Office EXTender and EXTender 6000 product lines. For the nine months ended January 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 23.6% to 20.5% as a result of increased revenues.

Sales and marketing. Sales and marketing expenses increased from $2.7 million for the nine months ended January 31, 1999 to $5.0 million for the nine months ended January 31, 2000, an increase of $2.3 million or 84.8%. This increase was primarily due to increases in staffing of both sales and marketing personnel and, to a lesser extent, increased marketing activities related to the introduction of our first multi-user remote voice access product. For the nine months ended January 31, 1999 and 2000, sales and marketing expenses increased as a percentage of revenues from 26.6% to 29.8% as newly hired sales personnel generally do not achieve full productivity during their first two quarters with us.

General and administrative. General and administrative expenses increased from $1.2 million for the nine months ended January 31, 1999 to $1.8 million for the nine months ended January 31, 2000, an increase of $625,000 or 54.2%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, consulting costs relating to an upgrade of our enterprise resource planning system to ensure its Year 2000 compliance and, to a lesser extent, professional service costs. For the nine months ended January 31, 1999 and 2000, general and administrative expenses decreased as a percentage of revenues from 11.3% to 10.6% as a result of increased revenues.

Amortization of stock based compensation. Stock-based compensation expense was $248,000 and $3.5 million in the nine months ended January 31, 1999 and 2000, respectively.

Other (income) expense, net. Other (income) expense, net improved from an expense of $228,000 for the nine months ended January 31, 1999 to income of $258,000 for the nine months ended January 31, 2000, an improvement of $486,000. Interest expense, offset by interest income, improved from an expense of $219,000 for the nine months ended January 31, 1999 to income of $250,000 for the nine months ended January 31, 2000. This improvement was due to income earned on invested cash and the repayment of our subordinated debt. Foreign exchange losses for the nine months ended January 31, 1999 were $9,000 compared to a gain of $8,000 for the nine months ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we financed our operations primarily from the sale of preferred stock and other financing arrangements, such as a bank line of credit, a subordinated debt offering and a capital equipment financing. On October 22, 1999, the Company completed its initial public offering of common stock, in which we sold 3,400,000 shares of common stock at a price of $16.00 per share. Proceeds from the offering, after offering expenses, were approximately $49.5 million. In November 1999, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 255,000 shares of common stock from the Company at the offering price of $16.00. The Company received an additional $3,794,400, net of underwriting discounts and commissions, in this transaction.

As of January 31, 2000, our principal sources of liquidity consisted of cash and equivalents of $8.4 million, short-term investments of $19.4 million, this represents an increase of $24.6 million compared to April 30, 1999. We also have a credit facility against accounts receivable which provides for borrowings of up to $2.0 million and are in negotiations with our lender to increase the amount available under the borrowing base to $5.0 million. The Company regularly invests excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash used in operations was $981,000 for the nine months ended January 31, 2000. Cash used by operations was primarily related to an increase in accounts receivable of $1.9 million, an increase in prepaids and other current assets of $1.0 million, and an increase in inventory of $799,000 and was partially offset by an increase in accounts payable and accrued expenses of $1.4 million. Net cash provided by financing activities was $26.5 million for the nine months ended January, 31, 2000. Cash provided by financing activities was primarily due to the proceeds from the issuance of common stock, including net proceeds of $49.5 million from the initial public offering and an additional $3.8 million from the over allotment. This was partially offset by mandatory redemption payments to the holders of redeemable preferred stock of $24.8 million and a reduction in subordinated debt of $2.5 million.

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

The majority of MCK's products do not have time keeping capabilities and are therefore, by default, Year 2000 compliant. Only our Branch Office EXTender 6000 and PBXgateway products have internal clocks, and we believe such product lines are Year 2000 compliant. However, our products are generally integrated into networks involving sophisticated hardware and software products provided by other vendors. Each of MCK's customers' solutions involves different combinations of third-party products and MCK cannot evaluate whether all of the third party products are year 2000 compliant. We have not experienced nor do we expect any significant Year 2000 problems to arise with our products. We have generally represented to our indirect channel partners and end users that our products are Year 2000 compliant, and if that turns out to be untrue, these parties may make claims against us which may result in litigation or contract terminations.

We believe that we have identified mission-critical computers, servers, applications, business systems and related equipment used in connection with our internal operations and have modified, upgraded or replaced these systems to minimize the possibility of a material disruption to our business. We believe that any other systems requiring replacement are not mission-critical and can be replaced or modified before the occurrence of any material disruption of our business.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We have cash and marketable securities that primarily consist of commercial paper, corporate bonds and overnight money market accounts. A 100 basis point shift in interest rates would not result in a material change in cash flows or the fair value of the cash and marketable securities.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. For the three months and nine months ended January 31, 2000, revenue from our Canadian subsidiary accounted for 9.4% and 8.0% of revenues, respectively. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The inter-company balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the inter-company balance at January 31, 2000, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of $193,000

RISK FACTORS

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

We have historically derived the majority of our revenues from a small number of customers, most of who resell our products to end users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Lucent, to purchase our products would seriously harm our business. Furthermore, Lucent announced in March 20000, that it plans to divest its PBX unit into a standalone business. It is unclear what impact this may have on our relationship with Lucent or the new entity. For the three and nine months ended January 31, 2000, Lucent accounted for 47.9% and 45.7% of our revenues, respectively, and our ten largest customers, including Lucent, accounted for 77.1% and 76.8% of our revenues, respectively. None of these large customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and, in particular: 1) the product requirements of these customers; 2) the financial and operational success of these customers; and 3) the success of the underlying products and services that our products support. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow.

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success will depend to a significant degree upon our relationships with leading PBX vendors, and their channel distribution partners. The systems sold by these vendors account for approximately 65% of the U.S. market for corporate PBX equipment sales, and approximately 99% of our revenues for the nine months ended January 31, 2000 were attributable to products which interoperate with corporate telephone systems offered by these vendors. We may not have access in the future to the proprietary protocols for the major corporate telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the corporate telephone systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations. In addition, we currently have varying distribution, marketing and development arrangements with the PBX vendors noted above. These relationships are not exclusive and there is no assurance that we will continue to enjoy the support and cooperation that we have historically experienced from these parties or their distribution channels. Moreover, it is possible that the PBX vendors may seek to offer broader product lines and solutions that are competitive with our products.

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

FUTURE CONSOLIDATION IN THE COMMUNICATIONS EQUIPMENT INDUSTRY MAY INCREASE COMPETITION THAT COULD HARM OUR BUSINESS

The markets in which we compete are characterized by increasing consolidation both within the communications sector and by companies combining or acquiring communications assets. This consolidation creates uncertainty as to the nature of our future competition. For instance, a relatively small competitor, which is acquired by a large telecommunications company, would likely have access to greater resources than us and would accordingly be a greater competitive threat. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and may result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on strategic relationships with third parties in our industry, such as Lucent, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the last eleven fiscal quarters, our net results of operations have ranged from a net loss of $442,849 to a net loss of $1,986,154. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to: the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers; our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions; new product introductions and announcements, and reductions in the prices of products offered by our competitors; our ability to sustain our technology relationships, particularly with the major PBX manufacturers and service providers; availability and changes in the prices of components provided by third parties; our ability to attain and maintain production volumes and quality levels for our products; the mix of products sold and the mix of distribution channels through which they are sold; fluctuations in demand for our products; costs relating to possible acquisitions and integration of technologies or businesses; telecommunications market conditions and economic conditions generally; our ability to hire, train, integrate and retain new personnel; and changes in the level of our operating expenses. Given that any one or more of these or other factors could have an adverse effect on our business, the prediction of future quarterly results is difficult and uncertain. In addition, some of our operating expenses are relatively fixed in advance of any particular quarter. As a result, we may not be able to reduce our operating costs in response to unanticipated reductions in our revenues or the demand for our products.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

We currently use three independent manufacturers, Celestica, Mack Technologies and Electronic Manufacturing Group, to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips is particularly strong and may lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

We currently derive a substantial part of our revenues from our product family of remote voice access equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, our branch office products have only recently been introduced to the market, and we are expecting that these products will account for a substantial and increasing portion of our revenues for the foreseeable future. Factors that could affect sales of our products include: the demand for remote access voice solutions; the successful development, introduction and market acceptance of new and enhanced products that address customer requirements; product introductions or announcements by our competitors; price competition in our industry; and technological change.

IF WE FAIL TO DEVELOP AND EXPAND OUR INDIRECT DISTRIBUTION CHANNELS, OUR BUSINESS COULD SUFFER

Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels, develop and maintain our relationships with large PBX vendors, telecommunications service providers, and application service providers and expand our field sales organization. If we fail to develop and cultivate relationships with significant indirect distribution channels, or if these distribution channels are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our indirect distribution channels also sell products that compete with our products, and none of our strategic or reseller arrangements are exclusive. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our indirect distribution channels. Our indirect distribution channels may not market our products effectively or may cease to devote the resources necessary to provide us with effective sales, marketing and technical support. In order to support and develop leads for our indirect distribution channels, we plan to significantly expand our field sales staff. This internal expansion may not be successfully completed. In addition, the cost of this expansion may exceed the revenues generated and our expanded sales and support staff may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively develop and expand our distribution channels or manage the expansion of our sales and support staff would adversely affect our ability to grow and increase revenues.

OUR STOCK PRICE HAS BEEN VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE THE OFFERING PRICE

The price of our common stock has been and may continue to be volatile in response to factors such as: actual or anticipated variations in quarterly operating results; announcements of technological innovations; general technology or economic trends; revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter; changes in general market conditions; changes in financial estimates by securities analysts; announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors; additions or departures of key personnel; the demand for our common stock; the number of market makers for our common stock; sales of a large number of shares of our common stock in the public market after this offering or the perception that such sales could occur; and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the NASDAQ National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices are substantially above historical levels. These trading prices may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would reduce the amount of resources and management time focused on growing our business and improving operating results.

SALES TO CUSTOMERS BASED OUTSIDE THE UNITED STATES HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT INTERNATIONAL OPERATIONS

International sales represented 14.1% and 12.2% of our revenues for the three and nine months ended January 31, 2000. We expect sales to international markets to increase as a percentage of revenues in the future and have opened a direct sales office in the United Kingdom to both support and manage this growth. International sales are subject to a number of risks, including: 1) changes in foreign government regulations and communications standards; 2) export license requirements; 3) currency fluctuations, tariffs and taxes; 4) other trade barriers; 5) difficulty in collecting accounts receivable; 6) difficulty in managing foreign operations; and 7) political and economic instability. If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic down turns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. In addition, the foreign markets for our products may develop more slowly than currently anticipated. We anticipate that our non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and we do not currently plan to engage in foreign currency hedging transactions. As we expand our international operations, however, we may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies and our future currency hedging strategies may not be successful.

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

We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At January 31, 2000, we employed 107 employees and we expect the number of our employees to increase significantly in the future. Further significant expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, our senior management team has been with us for less than three years. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations: improve our existing and implement new operations, financial and management information controls, reporting systems and procedures; hire, train and manage additional qualified personnel; expand and upgrade our core technologies; and effectively manage multiple relationships with our customers, suppliers and other third parties.

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

The Year 2000 problem creates a risk for us. Although most of our products do not incorporate internal clocks, if our remaining products or our internal computer systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. While we have not experienced any visibly significant problems arising from the year 2000 problem, we continue to evaluate our risk in five primary areas: potential warranty or other claims from our customers, which may result in significant expense to us; failures of systems we use to run our business, which could disrupt our business operations; failures of systems used by our suppliers and contract manufacturers, which could delay or affect the quality of our products; customers may delay purchasing decisions until the impact of Year 2000 is more clearly understood, which could negatively impact our revenues; and the potential for failures of our products, particularly our central office-based systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products, which may require that we incur significant unexpected expenses. We continue to evaluate our exposure in all of these areas. We have conducted a comprehensive inventory and evaluation of the information systems used to run our business and have upgraded or replaced systems that were identified as non-compliant. The cost of remediation for the Year 2000 non-compliance issues identified to date were not material to our operating results and we believe any other costs will be immaterial to our results. If implementation of replacement systems is delayed, however, or if significant new non-compliance issues are identified, our business, financial condition or results of operations could be materially adversely affected. We continue to work with our critical suppliers and contract manufacturers to ensure that their operations and the products and services they provide are Year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of our suppliers and contract manufacturers to be prepared for any Year 2000 problems. However, failures remain a possibility and could have a material adverse effect on our business, financial condition or results of operations. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse effect on our business, financial condition or results of operations.

CONTROL BY EXISTING STOCKHOLDERS MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL

Our executive officers, directors and principal stockholders and their affiliates own a significant percentage of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Dated: March 9, 2000

                         MCK COMMUNICATIONS, INC.

                         /S/ Steven J. Benson
                         -----------------------------------
                         Steven J. Benson
                         President and CEO



                         /S/ Paul K. Zurlo
                         -----------------------------------
                         Paul K. Zurlo
                         Chief Financial Officer