Form 10-K405
period 2000-04-30
MCK COMMUNICATIONS INC
filed 2000-07-31
CIK 1093576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 000-32090

                             MCK COMMUNICATIONS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-1555163
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)
       117 KENDRICK STREET, NEEDHAM, MA                            02494
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 454-6100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of July 3, 2000, was approximately $192,724,130 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At July 3, 2000 the registrant had outstanding 19,835,612 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS...........................    2
PART I.....................................................................
     ITEM 1.   BUSINESS....................................................    2
     ITEM 2.   PROPERTIES..................................................   19
     ITEM 3.   LEGAL PROCEEDINGS...........................................   19
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   19
PART II....................................................................
     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.........................................   20
     ITEM 6.   SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION.........   20
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................   22
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   37
PART III...................................................................
     ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE........................................   37
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   37
     ITEM 11.  EXECUTIVE COMPENSATION......................................   37
     ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
               OWNERS......................................................   37
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   37
PART IV....................................................................
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.........................................................   37
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................  F-1

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words of similar import which express management's belief, expectations or intentions regarding the future performance of MCK Communications, Inc. and its subsidiaries (hereafter, collectively, "we," "us," "our," "MCK" or the "Company"). Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of factors. For a discussion of important factors that could affect the Company's results, please refer to the Business section and to the financial statement line item discussions and Factors Affecting Future Operating Results and Stock Price set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations discussed elsewhere in this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MCK Communications is a leading provider of remote access products for corporate telephone systems that enable corporations to extend the features and applications of those systems, which are known as private branch exchanges or PBXs, from the corporate office to remote branch offices and telecommuters over geographically dispersed public and private data networks. PBX systems are the most commonly used corporate telephone systems and deliver features such as three- or four-digit internal dialing and call forwarding and applications such as voicemail, automatic call distribution and interactive voice response. Our EXTender products cost-effectively deliver a unified enterprise-wide voice network by enabling the PBX to function as a corporate voice server that transmits voice and PBX applications to remote locations over corporations' existing data networks. In addition, our products reduce the total cost of ownership by utilizing corporations' current investment in voice and data equipment, and streamline network administration through the utilization of industry standard network management techniques.

     On June 14, 2000 we acquired all the outstanding stock of DTI Holdings, Inc. ("DTIH") and it's wholly owned subsidiary Digital Techniques, Inc. ("DTI") in exchange for $24 million in cash, common stock, and assumed stock options. DTI designs, manufactures, distributes and supports a comprehensive suite of digital to analog recording gateways.

INDUSTRY BACKGROUND

     Most businesses today have deployed separate networks to support voice and data communications. As the corporate world shifts from large, centralized organizations to distributed workforces with multiple branch offices and a large number of telecommuters, new demands are being placed on the traditionally localized corporate communications networks. While data networks have evolved to meet this challenge by offering high-speed remote data access and a high degree of interoperability among data systems and components, corporate telephone systems, or voice networks, have remained largely centralized and proprietary. Consequently, branch offices and telecommuters do not have cost-effective access to the features and applications of corporate telephone systems.

     This shift toward corporate decentralization results from a number of factors. The competitive advantage of being located near key customers, suppliers and partners and the competition for qualified employees are driving corporations to open branch offices in numerous geographic locations. In order to retain employees and comply with expanding environmental regulation, corporations are also implementing large-scale telecommuting programs.

     Because of decentralization, corporations are increasingly challenged by the need to integrate voice and data networks across multiple locations. Corporations depend on company-wide communication to ensure critical internal collaboration, provide suitable levels of customer service and maintain operational efficiency and productivity by sharing resources across all locations. As the business environment becomes more competitive, a unifiedcommunications network will become increasingly important. These factors are driving demand for solutions that deliver an integrated network environment with all the features and applications found at corporate headquarters to distributed locations and employees.

  Corporate Data Networks

     Initially, data networks were built upon mainframe computers that served a single office location, were accessible by a limited number of users and were too costly for small organizations. Over the past 20 years, advances in computer processing and networking technology have altered this centralized model to deliver cost-effective, high-speed distributed data processing and communications by using a client-server architecture. Corporations have been able to deploy equipment from multiple vendors that is interoperable throughout a local area network, or LAN, using multiple network protocols because of the adoption of standard communication protocols, internetworking technologies, and industry-standard system management platforms, as well as the use of open architectures. These same developments have also facilitated widespread data access through the deployment of remote access equipment capable of extending the reach of data networks beyond corporate locations over public and private networks to create wide area networks, or WANs.

     Today, branch offices and telecommuters access corporate data networks over a variety of circuit-based networks that were designed for voice service. These circuit-based networks are dedicated point-to-point connections that require corporations to constantly maintain sufficient bandwidth to meet their maximum communications requirements. The recent development of broadband technologies has resulted in the deployment of new packet-based networks. These next generation networks divide all types of data, including voice, into packets that can be simultaneously transmitted and reassembled into their original form at their final destination. As a result, these packet-based networks are more efficient in their use of available bandwidth than traditional circuit-based networks, thus minimizing network capacity constraints and management requirements.

     As a result of the growing demand for high-bandwidth applications, such as Internet and intranet access, a new generation of service providers is migrating from existing circuit-based networks to packet-based networks. The ability of packet-based networks to increase bandwidth availability and network efficiency, lower operating costs and simplify network administration has led service providers to make significant investments in packet-based networks in the public communications infrastructure. Next generation telecommunications service providers are creating new service offerings over private managed networks and public networks, such as the Internet and are using new technologies, such as Quality of Service, to offer both services over the same network. Widespread access to corporate data networks, coupled with the deployment of new packet-based networks, is enabling corporations to realize tremendous productivity gains due to increased collaboration, internal communication and sharing of resources. Examples of specific benefits include company-wide e-mail capabilities, company-wide access to the files and applications that are run from the corporate server and immediate access for remote workers.

  Corporate Voice Networks

     Large corporate telephone systems are generally based on circuit-based networks and corporate telephone equipment known as private branch exchanges, or PBXs. Given the mission critical nature of voice communications and related applications, corporate telephone systems have been architected with numerous built-in fault tolerant and redundancy features and are designed to deliver 99.999% up-time reliability. In addition to delivering reliable voice service, PBXs have the capability to serve as the platform for more than 500 critical voice features and applications, including:

     - voicemail systems;

     - unified messaging systems that create a single interface for accessing voicemail, e-mail and fax messages;

     - automatic call distribution systems;

     - auto-attendant systems;

     - call accounting software;

     - least-cost routing applications; and

     - interactive voice response systems.

The PBX is also responsible for delivering features and capabilities such as:

     - phone numbering plans;

     - three- or four-digit internal dialing;

     - call transferring, conferencing and forwarding; and

     - receptionist call screening.

     Despite the reliability and functionality of centralized circuit-based voice networks, the features and applications of today's PBX-based corporate telephone systems cannot be cost-effectively extended to small branch offices and telecommuters. A number of factors have created this deficiency. Technical limitations of these systems cause the quality of voice transmission to degrade beyond a limited distance. In addition, the high cost associated with deploying a PBX-based telephone system and its supported voice applications typically makes them prohibitively expensive for small branch offices and telecommuters. Accordingly, corporations seeking to extend voice applications to small branch offices have the following voice options, all of which have significant limitations:

     - Key Systems. Key systems have functionality similar to PBXs but have been cost-effectively architected to service small office environments. Accordingly, they lack the full feature set and scalability of more expensive PBX-based corporate telephone systems. Key systems have limited interoperability with PBX systems, and consequently function as stand-alone voice systems with separate voice applications that create inefficiencies and network management complexities in a multi-office environment.

     - Centrex. Centrex is a business telephone service that is offered by local telephone companies from their central offices. While Centrex offers many of the same features as PBXs, its effectiveness is constrained by phone companies' capacity, its lack of interoperability with PBXs, its geographic limitations and its reliance upon the local phone company for service and support. In addition, full-featured Centrex service for a small office can be a prohibitively expensive solution.

     - Off-Premises Extension. An Off-Premises Extension is a dedicated telephone line that originates from a PBX and extends a subset of PBX features and applications to remote users. These offerings cannot support digital telephone sets, and require an expensive dedicated leased line or private network connection.

     - LAN and Windows NT PBXs. Recently introduced solutions from data networking vendors, such as LAN and Windows NT-server based PBXs, lack the full feature set of traditional PBXs and have limited ability to network with the corporate PBX, thus also failing to give an enterprise a unified voice network.

The inability of these voice options to fully network with the PBX has caused corporations to deploy separate voice networks for their branch offices and telecommuters, limiting the effectiveness of corporate communica-tions and increasing the burden on systems administrators. In addition, corporations seeking to extend voice applications to telecommuters presently have no cost-effective, full-featured solutions.

  The Opportunity for PBX-based Remote Voice Access over Data Networks

     As business organizations decentralize, remote access to the corporate communications network is becoming increasingly important. While data networks have evolved to meet this critical business requirement, there is a need for a suitable voice solution that cost-effectively utilizes the PBX and its features and applications to offer corporate voice applications to small branch offices and telecommuters. Furthermore, in order to lower costs and simplify network administration, corporations are increasingly demanding that distributed voice and data services be offered over the same centrally-managed corporate communications infrastructure. This convergence of voice and data is made possible by technology that can convert voice transmissions into packets of data and advances in Quality of Service which enable the transmission of voice over private managed data networks and public data networks, such as the Internet. Accordingly, to deliver remote voice access over data networks, a solution should be capable of packetizing voice and PBX signaling information, information that is proprietary to each type of PBX system and is required to interface with these systems in order to deliver the features and applications supported by these systems. As a result of its reliability, the wide variety of applications that it supports and the size of its installed base, PBXs are pervasive in large, corporate enterprises and are likely to remain entrenched as the central corporate system on which new voice applications are developed and deployed. Thus, solutions for the remote voice marketplace must offer a centrally-managed interface to proprietary PBX-based corporate telephone systems and have the capability of packetizing and transmitting voice and PBX signaling information over both traditional circuit-based data networks and emerging packet networks.

THE MCK EXTENDER SOLUTION

     We develop and market products that enable enterprises to effectively deliver all of the voice features and applications that exist at the corporate office to branch offices and telecommuters. Our technology allows enterprises to create a unified, enterprise-wide voice network by enabling the PBX to function as a corporate voice server that transmits packetized voice and the signaling information that is proprietary to each PBX to remote locations over existing data networks. This signaling information is necessary to interface with each type of PBX system to deliver the features and applications supported by these systems. In addition, our products reduce the total cost of ownership by allowing corporations to use their existing investments in voice and data equipment, and streamline network administration through the utilization of industry standard network management techniques.

     The following are the key attributes of our solution:

          Full-Featured Remote Voice Access. Our EXTender solutions provide the features and applications of corporate telephone systems to branch office employees, telecommuters and remote call center agents over circuit and packet networks. Our solutions allow these remote workers to utilize PBX features such as three- or four-digit internal dialing, call transferring and conferencing, and PBX applications such as voicemail, unified messaging and automated call distribution. Extending these corporate voice applications to remote employees increases productivity, facilitates internal collaboration and delivers to external callers transparent access to all telephone extensions throughout a corporation.

          Digital Line Extension Technology. The features and applications of the PBX reside on its digital line or user side. We have developed proprietary software and hardware interfaces that extract the voice and PBX signaling information from the user side of the PBX which is also known as the digital line side. Our products then packetize and transmit this information to our remote devices over existing data networks. Utilizing this captured information, our remote products mimic the digital line side of the PBX, thereby transparently connecting the user's digital telephone set to the corporate PBX. As a result of this product architecture and our experience in interfacing with the proprietary digital line or user side of most leading PBX vendors, our products enable corporations to deploy effective remote voice solutions without significant reconfigurations or upgrades to their existing PBX-based corporate telephone systems.

     Similarly, our products enable branch offices and telecommuters to use their digital telephone sets and existing user interfaces to transparently access their corporate PBXs. Using our digital line extension technology, we are also working with a number of companies to enable digital telephone sets to interface with next generation corporate voice systems such as IP-PBXs and network-based PBXs. This digital line extension technology also enables us to terminate multiple types of telephone sets, including a variety of third-party digital telephone sets, analog telephone sets and IP-based telephone sets, off traditional PBX systems using MCK PBXgateway products.

          Packet Voice Architecture. Our extensive experience in packetizing voice, PBX signaling information and voice applications enables us to deliver a complete remote voice solution over traditional circuit-based networks and emerging packet-based networks. Utilizing our proprietary Remote Voice Protocol, or RVP, software platform and our standardized hardware architecture, we packetize, compress, encode, transmit and decode voice over networks such as asynchronous transfer mode, or ATM, digital subscriber line, or DSL, fiber, frame relay, IP, integrated services digital network, or ISDN, leased line, T-1, fractional T-1 and traditional telephone networks. In addition to supporting RVP, we are adding support for a number of evolving industry standard voice protocols, including GR-303, H.323, SIP and MGCP, to enable our products to interface with next generation voice equipment located in both the enterprise and the network infrastructure of service providers. Our products enable next generation service providers such as the emerging digital subscriber line and cable network operators to provide MCK EXTender functionality as a value-added service offering to corporations for branch offices and telecommuters over public and private data networks.

          Lower Cost Solution. Our products provide a cost-effective solution, lowering costs in the following areas:

        - Transmission. Our products lower transmission costs by consolidating voice and data traffic over a single network, eliminating local loop service charges through toll bypass and enabling remote users to utilize volume-based, corporate long distance rates.

        - Management. Our recently introduced products provide telecom managers the ability to centrally manage our remote devices using Telnet, hypertext mark-up language, or HTML, and simple network management protocol, or SNMP, with graphical user interfaces. Our customers can use these remote monitoring and diagnostic capabilities to solve problems on-line, thereby reducing the time and cost associated with dispatching a technician to a remote site.

        - Equipment. Our products enable corporations to utilize their existing capital investment in PBX-based corporate telephone systems, voice applications and data networks, thereby eliminating the need to expend significant additional capital on disparate, incompatible solutions such as key systems.

        - Facilities. Our products allow corporations to reduce physical facility costs and infrastructure investments by enabling employees to work effectively outside of corporate locations.

          Compatibility with Leading PBX Manufacturers. We have worked with Alcatel, Lucent, NEC, Nortel Networks and Toshiba to develop interfaces between our RVP software platform and their primary PBX-based corporate telephone systems. These manufacturers have tested and validated in their labs that our RVP platform is interoperable with their primary PBX products, including 4400/4200 (Alcatel), DEFINITY (Lucent), NEAX 1000/2000/2400 (NEC), Meridian (Nortel Networks), Norstar (Nortel Networks) and Strata DK (Toshiba) equipment.

STRATEGY

     Our strategy is to become the leading provider of solutions to enable the delivery of business-quality voice over existing and next-generation networks. Today, our business-quality remote voice solutions allow corporations to extend the features and applications of the PBX over circuit and packet networks to branch offices, remote workers and telecommuters. In addition, our products are architected to enable next-generation service providers such as Telocity to offer PBX Extension as a value-add service offering over DSL, cable, wireless and IP-based networks. Acting as pure packet processing engines, our products are capable of adapting to the evolution occurring in voice infrastructure by acting as the "bridge" between legacy voice equipment and next-generation networks and applications.

     As the voice infrastructure evolves over the next five to ten years, we believe that legacy PBXs will begin to be replaced with next-generation PBXs or "network-hosted PBX" voice solutions utilizing the latest developments in software-based switches located on the network outside of the corporations premises. Concurrently, we envision associated voice applications migrating from a proprietary and customer-supported model to a fully open, outsourced model.

     The following are the principle elements of our business strategy to become the industry-standard bridge for voice networks and applications:

          Continue to offer PBX extension. Corporations continue to invest in PBX infrastructures. To date, we have been providing remote voice solutions that deliver seamless voice calls and associated features and applications such as voice mail, unified messaging, call accounting and four-digit dialing over either circuit-switched (traditional telephone network) or packet-switched (data network) environments. For packet-based networks, our suite of EXTender products has been architected to work with virtually any network, including T1, xDSL, ATM and cable, using packet voice and Voice over IP protocols, and have been designed to accommodate the more complex requirements for delivering high-quality enterprise voice features.

          We offer a line of client products to interface with analog, ISDN, IDSL and IP networks. We also offer the PBXgateway, our corporate site solution that interfaces with the line side of the PBX. This product packetizes and transcodes voice and signaling, and supports business-quality voice applications to and from remote client devices. More than 150,000 EXTender ports are deployed today in many Fortune 5000 companies including General Electric, United Airlines, Waterhouse Securities and Xerox.

          Work closely with broadband equipment vendors, next-generation service providers, ASPs and ISPs to deliver value-added applications and services. We continue to invest significant resources into our relationships with service providers and are working with leading Competitive Local Exchange Carriers, or CLECs, managed service providers and Internet Service Providers, or ISPs, including Rhythms NetConnections, HarvardNet and Telocity, to deliver value-added services for integrated voice and data communications. We jointly developed a broadband product with Copper Mountain and are in the process of developing other product sets with Copper Mountain and other broadband equipment vendors. Our Certified Network Provider Program enables leading next-generation network providers to certify their networks for the PBX Extension application. Our Solution Provider Program enables leading next-generation network providers to offer value-added voice services such as PBX Extension alongside the services that they deploy for remote data applications. HarvardNet and Telocity, leading DSL Service Providers, were two of the first providers to join the program.

          Enable voice applications regardless of PBX or network. As rich, full-featured voice applications transition from proprietary, closed networks to open protocols over converged next-generation networks, we believe our products will remain as the bridge between the proprietary, PBX-based voice infrastructure and these new applications, whether they reside at the enterprise or within the network. We recognize the inherent value in the PBX and its ability to deliver rich applications such as unified messaging, voice mail, interactive voice response and call recording, among others. As new and different applications emerge that are based on standards-based IP protocols, we plan to work to provide corporations with an effective migration path to enable the use of these new applications that are independent of the PBX, while preserving their investments in digital telephone sets, the traditional user interface.

          Endorse and drive the adoption of emerging IP-based and next-generation network protocols. The adoption of open, standards-based technologies will facilitate the speed of next-generation network deployment. To address this, we are working with a number of regional and national organizations including the National Convergence Alliance, or NCA. In addition, to address the need for IP-enabled products that work with any network, we are architecting our products to support the leading Internet Protocols including Media Gateway Control Protocol (MGCP) and Session Interface Protocol (SIP).

          Leverage our unique capability of set termination. We plan to continue working to provide business users with ways to access new, feature-rich voice applications such as unified messaging, interactive voice response and call recording by using the digital set or IP phone set as the application user interface. By pushing delivery of the application away from the traditional PBX infrastructure, enterprise customers will be able to take advantage of the latest voice applications without having to retrain users or replace existing digital phone set equipment. In addition, enterprise customers will be able to take advantage of services offered by ASPs, which are delivering voice applications independent of the PBX, available at the push of a button from a digital set.

          Expand distribution, marketing and technology relationships. We expect to continue establishing distribution, marketing and technology relationships with PBX vendors, service providers and distribution channel partners to further penetrate our target markets and develop our products. We have development, marketing and distribution relationships with Alcatel, Lucent, NEC and Toshiba and distribution relationships with Nortel Networks and its major channel partners such as Ameritech, Bell Canada, BellSouth, GTE and Williams Communications. We have also established a number of other important distribution channel relationships such as with SBC and Sprint North Supply. In addition to expanding our field sales and systems engineering forces, we expect to continue working with our channel partners to focus on major corporate accounts. Furthermore, we plan to continue building additional channels, both in the U.S. and international markets, to expand the distribution of our products.

          Continue to target Fortune 5000 corporations. We intend to continue to focus our distribution strategies on Fortune 5000 corporations. These organizations have made substantial capital investments in their existing PBX-based telephone systems and have significant numbers of branch offices and telecommuters. Accordingly, these corporations have the most to gain from an integrated voice network. We are well positioned to target the Fortune 5000 market because our products interface with PBX systems from Alcatel, Lucent, NEC, Nortel Networks and Toshiba. We will work with our existing and new partners to increase the market opportunity for, and drive market acceptance of, our products.

TECHNOLOGY

     We have developed expertise in digital line extension and the packetization of voice for transmission over data networks to address the technology challenges of extending the features and applications of corporate telephone systems to remote locations. Another key component of our technological advantage is the highly flexible software and hardware architecture upon which we build our remote voice solutions. We will continue to invest significant resources to maintain and extend our technological advantage.

  Digital Line Extension Technology

     The rich features and applications of corporate telephone systems are accessed through the proprietary user or digital line side of the PBX. These line-side interfaces enable the delivery of the features and applications of PBX-based corporate telephone systems to digital telephone sets. As a result of our years of experience in working with major PBX manufacturers, we have gained a significant understanding of these line-side interfaces and have developed line-side software interfaces to a number of today's PBX-based corporate telephone systems. In addition to our software interfaces, we have developed a hardware subsystem capable of duplicating the electrical interfaces of Alcatel, Lucent, NEC, Nortel Networks and Toshiba PBX systems. These line-side software and hardware interfaces extract the voice and the PBX signaling information required to interface with PBX systems and, using our RVP software platform, packetize this voice and PBX signaling information for transmission over data networks to our remote voice access products. We have developed messaging software that transmits this voice and PBX signaling information from our remote voice access products to the digital telephone sets of the PBX manufacturers that we support, thereby transparently connecting these sets to the PBX.

  Delivery of Packet Voice with Remote Voice Protocol

     To deliver voice over data networks, solutions must convert voice into packet form and then transmit these voice packets alongside data packets. Despite the advantages of simultaneous transmission of voice and data, there are also a number of technological challenges to delivering voice over data networks because audio quality can be distorted by jitter and latency associated with congestion on the data network.

     Our proprietary software platform, RVP, packetizes, compresses and encodes circuit voice and PBX signaling information for secure transmission over data networks. We have implemented both industry standard and proprietary voice prioritization and voice fragmentation techniques that use bandwidth efficiently while also ensuring that delay sensitive voice packets are delivered with the quality expected from voice. Much of this technology revolves around our core expertise in developing software that runs on standard digital signal processors, which are required for encoding voice for transmission over bandwidth constrained networks. In particular, we have designed and implemented the following software features in our products to improve the quality of packet voice transmission, minimize system delay and jitter, and utilize bandwidth efficiently:

     - Voice Compression. We integrate a number of industry standard voice coding algorithms, including G.711, G.726, G.729A and G.723.1, that compress voice to reduce the total bandwidth required for transmission.

     - Echo Cancellation. We deliver echoless voice by integrating industry standard acoustic echo cancellation technology, known as G.165, to which we have made proprietary enhancements.

     - Silence Detection. Our proprietary silence detection technology eliminates unnecessary transmission of voice packets during the periods of silence that occur in normal conversation, freeing bandwidth for other uses.

     - Comfort Noise. We incorporate technology that inserts comfort noise during periods of silence so that users do not inadvertently think that the phone call is no longer active.

     - Jitter Buffering Techniques. Our products adapt to the real-time irregularities in network transmission and ensure all traffic reaches its endpoint at the appropriate time by introducing delay that is unrecognizable to the user.

     - Dual Tone Multi-Frequency Processing Technology. Dual tone multi-frequency tones are generated by depressing buttons on digital telephone sets, enabling the digital telephone set to recognize dialed numbers used for outbound calls and for applications such as voicemail. Our proprietary technology improves the transmission of these tones over packet networks.

     We have significant experience in transmitting packet voice over both low-speed, traditional telephone networks and higher speed, broadband networks. We have developed network interfaces for the delivery of remote voice over traditional telephone and integrated services digital network, or ISDN, connections and have incorporated third-party network devices to support T-1, leased line and frame relay networks. In addition, to deliver data alongside our packet voice transmission, we have expertise in terminating dial-up networking connections and bridging standard data traffic.

     In addition to supporting our proprietary protocol, RVP, we are adding support for a number of evolving industry standard protocols, such as GR-303, H.323, SIP and MGCP. This will enable our products to interface with next generation enterprise voice systems and applications as well as terminate IP-based telephone sets. Supporting these standard protocols will also enable our products to interface with voice equipment and applications located in the network infrastructure of next generation service providers and application service providers.

  Remote Voice Product Architecture

     We develop our products using a combination of proprietary and commercial hardware and software subsystems. Our product architecture enables these subsystems to be configured and adapted in order to deliver a broad range of enterprise voice product solutions, thereby minimizing product development cycles and maximizing manufacturing efficiency. Our products are fully compatible with the large installed base of telephone systems from Alcatel, Lucent, NEC, Nortel Networks and Toshiba, and require no design modifications or upgrades to these systems or their respective digital telephone sets.

     We have designed a standard hardware architecture that serves as a common platform for our software modules. We use industry standard digital signal processors and programmable logic devices to build a standard hardware platform that can be software modified to support different applications or telephone systems without requiring a hardware change. We have also architected our products with a variety of standard telephony and data network interfaces to ensure that we can transmit packet voice over the multiple network environments currently available.

     All of our products share a common software library of functional modules that comprise our digital line interface software subsystem and our RVP software platform. Our digital line interface software subsystem is responsible for the interface to the proprietary software located on the digital line of the PBX. This software subsystem has been designed to emulate a majority of the PBX-based corporate telephone systems on the market today without requiring a change to our hardware architecture. This flexible software architecture also enables us to easily add software support for new PBX-based corporate telephone systems. Our RVP software platform is responsible for packetizing voice and PBX signaling information, as well as conditioning these voice packets for transmission over data networks. RVP has been engineered to enable new features to be easily and quickly introduced in parallel to its existing capabilities.

     All the software development for our IP EXTender 4000, EXTender 3200 for IDSL, Branch Office EXTender 6000 and PBXgateway product lines runs on the VxWorks real-time operating system from Wind River Systems. This industry standard operating system provides our engineers with a standard development environment in which to design new proprietary software applications and easily incorporate third-party software applications. A standard development environment such as VxWorks allows for the rapid prototyping and application development necessary for our products that serve as platforms for future applications.

PRODUCTS

     We have worked with Alcatel, Lucent, NEC, Nortel Networks and Toshiba to develop interfaces between the proprietary software of these leading PBX vendors and our RVP software platform and standard hardware architecture. We generally enter into contracts with these PBX vendors which provide us access to their proprietary software and grant us rights to develop, manufacture and sell products which interface with each vendor's equipment. As a result of these relationships, we have developed substantial expertise in understanding and interfacing with these proprietary corporate telephone systems. These manufacturers have tested and validated in their own labs that our RVP platform is interoperable with a variety of their equipment. Currently, our EXTender series of products is compatible with the following PBX systems: 4400/4200 (Alcatel); DEFINITY (Lucent); NEAX 1000/2000/2400 (NEC); Meridian (Nortel Networks); Norstar (Nortel Networks); and Strata DK (Toshiba).

     The EXTender solution consists of the following component parts:

     - Customer Premise Equipment. Single- or multi-user remote location client devices and a PC-based software solution that service branch offices, remote call centers and telecommuters; and

     - Corporate PBX Gateways. Products located at the corporate location that extend voice traffic and PBX applications to our customer premise equipment devices.

     Our EXTender series of products enables corporations to provide the functionality of corporate telephone systems and all of their supported applications to users who traditionally have not had access to the corporate telephone system and its voice applications because of the limitations of current systems. Our products enable the PBX to act as a server that distributes the features and applications of PBX-based corporate telephone systems to remote locations over networks such as ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1, fractional T-1 and traditional telephone connections. Remote voice users can utilize digital telephone sets identical to the sets deployed in the corporate headquarters and access the corporate voice system for applications such as voicemail, automated call distribution and interactive voice response, and features such as three- or four-digit internal dialing, conferencing and call forwarding. By enabling all employees, regardless of location, to have access to the corporate voice system, our EXTender solutions create a single, unified voice network.

  Customer Premise Equipment

     Our single-user product line enables telecommuters and remote call center agents located in remote locations to connect to the corporate telephone system and data network over public and private networks.

     - EXTender 100 for PC Clients. The EXTender 100 for PC Clients is a PC-based solution that enables remote call center agents, telecommuters and mobile workers to access the most common features of corporate PBX systems without requiring a digital telephone set. To make voice calls using the corporate PBX, the remote or mobile worker uses a data connection between the MCK PBXgateway at the corporate PBX site and the EXTender 100 for PC Clients to send and receive the PBX signaling information that enables PBX functionality. Simultaneously, the remote or mobile worker uses an analog, cellular or IP phone as the voice transport device.

     - EXTender 1000+. The EXTender 1000+ is a single-user device that supports both voice and data over a single traditional telephone line. The remote user's personal computer and full-featured digital telephone set plug into the product, which terminates and multiplexes voice and data over a single telephone line. The product contains a built-in, industry-standard 56 kilobits per second, or Kbps, modem which enables the user to access the corporate data network and supports standard Windows-based, dial-up networking technology. The EXTender 1000+ unit is situated at the remote location and connects to either another EXTender 1000+ unit or a PBXtender gateway product located at the corporate PBX site. In the future, the EXTender 1000+ will also be able to connect to a PBXgateway product located at the corporate PBX site.

     - EXTender 3000. The EXTender 3000 is a single-user device that supports both voice and data over an integrated services digital network, or ISDN, connection. An integrated services digital network connection is composed of two 64 Kbps channels that each can deliver a separate network connection. With its built-in network interface, the EXTender 3000 enables the remote user to connect a digital telephone set and a personal computer into the EXTender 3000. The EXTender 3000 unit situated at the remote location is connected to either another EXTender 3000 unit or a PBXtender gateway product located at the corporate PBX site. In the future, the EXTender 3000 will also be able to connect to a PBXgateway product located at the corporate PBX site. There are three versions of the EXTender 3000:

     - EXTender 3000S and EXTender 3000T. The EXTender 3000S and the EXTender 3000T utilize a serial data connection and offer simultaneous voice and data multiplexed over one channel. The second channel is available for analog devices such as a fax, additional phone or a modem. The EXTender 3000T uses standard Windows-based, dial-up networking technology to enable the user to set up a dial-up network connection to a remote access server at the corporate location.

     - EXTender 3000E. The EXTender 3000E offers dedicated voice over one channel and a 64 Kbps Ethernet data connection on the second channel. The EXTender 3000E uses an Ethernet port and bridging technology to enable simultaneous voice and data network access capabilities. In addition, standard hardware compression technology is utilized to significantly enhance data throughput. When not used for Ethernet data, the second channel is available as an analog port, supporting a fax, additional phone or modem.

     - EXTender 3200 for IDSL. The EXTender 3200 for IDSL is a single-user device that delivers voice and data over an integrated digital subscriber line, or IDSL, network connection. IDSL is a digital subscriber line-enabled integrated services digital network connection that combines both channels into one digital connection that can simultaneously transmit packet voice and data. The product was developed in conjunction with Copper Mountain and interoperates with its equipment located in the central offices of service providers that transmits voice and data traffic to and from end users. The EXTender 3200 for IDSL connects to a PBXgateway product located at the corporate site.

     - IP EXTender 4000. The IP EXTender 4000 is a single-user product that delivers PBX voice over IP networks. The product requires an external network termination device and delivers IP-based voice over data networks. The IP EXTender 4000 connects to a PBXgateway product located at the corporate site.

      Our branch office product connects remote offices to the corporate telephone system over data networks.

     - Branch Office EXTender 6000. The Branch Office EXTender 6000 is a multi-user product that is available in both 8 and 12 port versions. Both versions are also available with an additional analog port, which provides local dialing capabilities and emergency 911 access. The product was constructed with standard 19-inch, rack-mountable hardware so a number of units can easily be deployed together to service larger remote offices. In addition, the product has dual external network interfaces that allow for multiple options and redundancy capability and transmits voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections. The Branch Office EXTender 6000 can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP or HTML interfaces. The product's ability to dynamically allocate bandwidth between multiple users allows for flexible configurations and bandwidth conservation. The Branch Office EXTender 6000 located at the remote office connects to our PBXgateway product located at the corporate PBX site.

  Corporate PBX Gateway Products

     Our PBX gateway products, located at the corporate PBX site, interface with the line side of the PBX and create extensions of voice and PBX applications to our customer premise equipment.

     - PBXtender. The PBXtender is a high density PBX gateway product that can support up to 24 ports per chassis. The PBXtender currently supports our EXTender 1000+ and EXTender 3000 product lines. The PBXtender can be configured to support up to 12 line cards that may be mixed and matched to support up to 12 analog users or 24 integrated services digital network, or ISDN, users simultaneously. The product also has a Windows-based graphical user interface to enable remote management and diagnostics of our customer premise equipment.

     - PBXgateway. The PBXgateway supports a range of our products, including both multi-user and single-user customer premise equipment, and is available in both 8 and 12 port versions. Depending upon the software version of the product, the PBXgateway will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections.

          When the product is running the software version that supports traditional networks, the PBXgateway located at the corporate PBX site extends the functionality of the corporate PBX to a Branch Office EXTender 6000 located at the remote office site. This product will transmit voice over ATM, fiber, frame relay, ISDN, leased line, T-1 or fractional T-1 network connections.

          When the product is running the software version that supports IP-based networks, the PBXgateway extends the functionality of the corporate PBX to a variety of our multi-user and single-user IP products, including the Branch Office EXTender 6000, EXTender 3200 for IDSL, IP EXTender 4000 and the EXTender 100 for PC Clients. The PBXgateway can support up to 12 simultaneous users across any of these products over multiple types of broadband networks. The PBXgateway can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP and HTML interfaces. As part of our strategy, we are positioning this product as a platform to deliver new applications and services to our customer premise equipment, utilizing both new software components.

  Other Products

     - Digital-to-Analog Recording Interface. Our Digital-to-Analog Recording Interface converts digital voice from proprietary PBXs into a standard analog audio output so that voice calls can be recorded on any voice logger or recording device. We offer 3 configurations that support from 2 to 48 lines, and are modular in nature, allowing for easy expansion to accommodate more users. Our Digital-to-Analog Recording Interface is compatible with the following voice systems: DEFINITY (Lucent); Meridian (Nortel Networks); Norstar (Nortel Networks); DMS Centrex (Nortel Networks); CallCenter (Aspect); NEAX (NEC); and HiCom (Siemens).

     - Telebridge. The Telebridge series of products emulates digital PBX telephone sets and terminates calls, allowing computer telephony integration, or CTI, applications to interface with legacy PBX systems.

SALES AND MARKETING

     We primarily sell our products through an indirect distribution system that includes the following channels: OEMs and private label partners, ILECs, systems integrators and distributors, telecom and datacom VARs, and broadband service providers. We support our sales channels with our own internal sales professionals as well as marketing programs, educational programs, field technical support and telephone technical support. At April 30, 2000, our sales team was composed of a vice president of sales, 17 regional sales managers, 5 systems engineers, 7 channel sales managers and 2 sales administrators. Our multi-channel strategy enables us to create end-user demand for our products and services, and access corporate opportunities identified by our channel partners, while also allowing the customers to choose the reseller that is most appropriate for delivering those products and services to them. Our primary distribution channels include:

OEMs and Private Label Partners..........  Alcatel, Bell Canada, Dictaphone, Lucent,
                                           NEC, Toshiba
ILECs....................................  Ameritech, BellSouth, GTE, SBC
Systems Integrators and Distributors.....  Anixter, Dacon, Ingram Micro, Sprint
                                           North Supply, Williams Communications
Telecom and Datacom VARs.................  Northwest Extension, PB Exchange,
                                           Solunet, Stevens Communications,
                                           TeleCommute Solutions
Broadband Service Providers*.............  Digital Broadband Solutions, DSL.Net,
                                           HarvardNet, JATO Communications, MCI,
                                           Northpoint Communications, Rhythms
                                           NetConnections, Telocity, US West

---------------
* Products in pre-release testing; channel under development

     Our regional sales managers provide support to all of the channels in their geographic territory. They work closely with our channel partners, participating in end-user briefings, proposals, product training sessions, end-user seminars, trade shows and other demand generating activities. In addition, regional sales managers are involved in generating and qualifying end-user leads that are closed in partnership with our indirect channels. We have regional sales managers located in Atlanta, Boston, Chicago, Dallas, New Jersey, New York, San Francisco, Seattle, Calgary, Montreal, Toronto, and London.

     Our field-based systems engineers, located in Boston, Nashville, Newark, Seattle and Calgary, provide our channels with technical training and perform pre- and post-sale technical support for our channels and end-user customers. All of our systems engineers have in-depth industry experience and product expertise. They assist our channel partners with proposals, configurations, requests for quotations and executive briefings, and perform other consultative duties.

     Our channel sales managers work at a corporate level with all of our largest channel partners in developing sales and marketing plans that are implemented at the field levels. These channel sales managers are primarily responsible for driving business through the Alcatel, Lucent, NEC, Nortel Networks and Toshiba channels. They also work with our regional territory managers on large sales opportunities and national accounts. We have channel managers located in Boston and Texas.

     Our distribution channels are responsible for identifying potential business customers, selling our products as part of complete solutions, and installing and supporting the equipment at end-user sites. We generally establish relationships with our most significant distribution channels through written distribution agreements that provide pricing, discounts, and terms and conditions under which they may purchase our products for resale. These agreements are generally non-exclusive, may be terminated at will and do not prevent our resellers from carrying competing lines or require our resellers to attain specific sales levels. A number of our distribution channels resell our products without written agreements, with terms determined on a purchase order basis. We provide significant sales, marketing, training and technical support to our channels.

     Sales outside of the United States accounted for 18.3% and 15.3% of sales in fiscal year 1999 and 2000, respectively. We sell globally through Alcatel, Lucent, NEC and Toshiba. In addition, we have a distribution arrangement with Dacon Electronics plc for European sales of Nortel Networks-based products, as well as distribution arrangements with over 10 other international distributors.

     We focus our marketing efforts on awareness generation, lead generation and sales support activities. Our marketing audience includes existing and prospective customers, channel partners, trade and business press, industry analysts and others who are influential in the industry.

     We participate in over 20 trade shows annually, taking advantage of joint marketing opportunities with our resellers and channel partners whenever possible. Trade show efforts include shows in the telecommunications, teleworking, CTI, networking, call center and service provider industries. We participate in many seminars with our resellers, as well as all major PBX user group events and industry-related conferences. We use direct marketing programs to generate awareness and qualified leads. Many campaigns are executed in conjunction with our resellers, customized with their messages and contact information and then mailed to their prospect and customer lists. Our web site serves as an information source for end users, prospects and channel partners, as well as a lead generation tool and customer service resource. Additionally, we dedicate significant marketing resources to public relations activities, generation of product and partner press releases, speaking opportunities, by-lined articles, product reviews, customer success stories and editorial coverage.

     To support our sales channels, we prepare training materials, presentations, collateral, cost-justification tools, case studies, product configurations, fact sheets, product introduction kits and distributor success guides. Our regional sales managers and systems engineers regularly visit our reseller offices and conduct product and technical training. Our marketing database and sales force automation system currently contains over 20,000 records that can be segmented and are marketed to regularly.

CUSTOMER SUPPORT

     A high level of customer support and service is critical to developing long-term relationships with our major distribution channels and end-user customers. The majority of our service and support activities are related to installation support and initial network configuration issues. In North America, we also offer a variety of comprehensive and flexible maintenance and support programs including basic product warranty, installation services, 24 hours a day, 7 days a week remote telephone support and onsite maintenance services. Our products are architected with support in mind. For example, our branch products are engineered with remote monitoring, management and diagnostic capabilities so that problems can be diagnosed on-line, thereby reducing the time and costs associated with dispatching a technician to a remote site.

     A number of our distribution partners support our products. These distribution partners provide installation, onsite maintenance and telephone support services to our end users. To complement this service infrastructure, we have engaged Vital Network Services, an outsourced technical support and customer services organization, to provide fee-based telephone support, installation and onsite maintenance services. We sell these services directly and indirectly to end users. To date, our revenues attributable to customer service and support services have been immaterial. We provide high-level, back-up technical support and engineering assistance for both our distribution partners and Vital Network Services. We have established strict escalation guidelines with both our distribution channels and Vital Network Services to ensure that the appropriate technical resources and management attention within our company are focused on problems that are not solved in a timeframe commensurate with the problem's priority.

     At April 30, 2000, we employed 7 people in customer support. Although we may augment our Needham, Massachusetts and Calgary, Alberta-based support staff, we do not intend to recruit our own direct field service and support organization.

CUSTOMERS

     We sell substantially all of our products through independent channel partners. The following is a representative list of our indirect channel partners who have purchased products from us during 12 months ending April 30, 2000:

Alcatel                       Dictaphone                    Positron
Ameritech                     Frantel                       SBC
Anixter                       GTE                           Sprint North Supply
BC Tel                        Lucent                        Stevens Communications
Bell Canada                   Mitel                         Telecommute Solutions
BellSouth                     NEC                           Teleswitch
CCA                           Northwest Extension           Toshiba
Dacon Electronics             PB Exchange                   Williams Communications

     For the fiscal year ended April 30, 1999, Lucent accounted for 46.7% of our revenues, and our ten largest customers, including Lucent, accounted for 78.7% of our revenues. For the fiscal year ended April 30, 2000, Lucent accounted for 45.6% of our revenues, and our 10 largest customers, including Lucent, accounted for 76.1% of our revenues. No other customer represented over 10% of our revenues in either period.

RESEARCH AND DEVELOPMENT

     To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our existing products and designing new products that address customer needs and changes in the marketplace. We have assembled a team of experienced hardware and software engineers with capabilities in both networking and telecommunications. Our engineering expertise includes significant understanding of:

     - the digital line or user side of proprietary PBX systems;

     - digital audio technology, such as echo cancellation and voice compression algorithms;

     - IP telephony;

     - data network and telephony interfaces; and

     - network diagnostic and management frameworks.

     At April 30, 2000, we employed 46 people in our engineering organization, and intend to continue to expand all functional areas of the engineering organization. We perform research and product development activities at our principal offices in Needham, Massachusetts, as well as at our Calgary, Alberta development facility.

     Our research and development process is driven by market demand. Product development begins with a comprehensive functional product specification based on input from all functional groups and levels within our company. In addition, we value feedback from our end-user customers and distribution channel partners, and have incorporated a significant amount of customer-requested functionality to date. We are also active in industry bodies and standards committees and utilize information from these organizations in the product development process. Finally, we have maintained an ongoing dialogue and established technology relationships with a number of PBX manufacturers, internetworking vendors, broadband equipment suppliers and service providers. We will continue to work with these companies to develop products that meet specific market requirements.

     In addition to designing enhancements for our current products, we will work to develop new remote voice products that extend the functionality of the PBX across multiple networks, particularly broadband networks. Furthermore, we plan to develop new software components for our universal hardware architecture that expand the basic capabilities of our solutions to enable the delivery of new applications and services. We are focusing development efforts on, among other things, supporting additional PBX-based corporate telephone systems and new network environments, developing additional software applications, expanding the port density of our existing products and implementing additional network management capabilities. Finally, we will continue to work with third-party software and hardware manufacturers to establish interoperability between our products and other important elements within common network environments.

PRODUCT VALIDATION LABORATORY

     Over the last year, we have hired the personnel and purchased the equipment necessary to build our product validation laboratory. Of the 46 people in our engineering organization, 9 are dedicated full time to our product validation laboratory. At both our Needham, Massachusetts and Calgary, Alberta development facilities, we have constructed state of the art laboratories with equipment from such vendors as ADC Kentrox, Alcatel, Ascend, Cisco, Copper Mountain, Flowpoint, IBM, Jetstream, Lucent, NEC, Netopia, Newbridge, Nortel Networks, Packeteer, Paradyne and Toshiba.

     Our Calgary, Alberta facility system tests the EXTender product line and validates our product's integration with the major PBX vendors that we support. We conduct extensive product testing to ensure that our equipment meets the high standards for voice quality and reliability associated with mission critical systems such as PBXs. We also conduct extensive tests on the embedded systems within our EXTender product line as well as on all the features and functions of the EXTenders. Our Calgary facility also conducts tests that ensure that our products are compatible with the PBXs and respective digital telephone sets of manufacturers that we support.

     Our Needham, Massachusetts facility tests system interoperability. The ability to deliver traffic within multiple network environments and to interoperate with equipment from numerous vendors has become a key component to the success of communications equipment companies. Because no communications equipment product can be validated independently of the network within which it operates or independently from the equipment with which it interfaces, this lab conducts extensive tests of our product line operating within multiple network environments and interacting with equipment from numerous equipment vendors. We conduct extensive tests that measure device performance, quality of service and voice prioritization within multiple network environments and across a range of network conditions. Our facilities contain extensive telephony and data equipment and network circuits to conduct these tests.

     By combining the capabilities of our two facilities, we have implemented a product validation procedure that enables us to deliver high quality voice equipment that works within multiple network environments, is compatible with most widely deployed network equipment and is capable of adapting to a wide range of network conditions. Furthermore, the engineers in our product validation laboratory work continually with validation engineers at other equipment companies in order to compile feedback and recommendations to improve our products.

MANUFACTURING

     We outsource our manufacturing to three contract manufacturers. Celestica, which is located in Exeter, New Hampshire and is ISO 9002 registered, manufactures the Branch Office EXTender and PBXgateway products. They provide full turnkey services, including material procurement, final assembly, testing, shipment to our customers and warranty repair. Mack Technologies, located in Westford, Massachusetts, manufactures our Branch Office EXTender, PBXgateway products and our IP EXTender 4000 product line. Electronic Manufacturing Group located in Calgary, Alberta manufactures all of our other product lines. Electronic Manufacturing Group also provides us with printed circuit assemblies. We are ISO 9001 registered and complete the final assembly, testing and inspection of these printed circuit assemblies at our Calgary, Alberta facility.

     We design and develop the key components, including printed circuit boards and software, for all of our products. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. We design the tests and specify the testing equipment for the product testing performed at Celestica and at our facility in Calgary, Alberta.

     We use a rolling six-month forecast based upon anticipated product orders to determine our material requirements. Lead times for the materials and components that we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We, along with our contract manufacturers, may terminate our contracts without cause at any time. At that time, the terminating party must honor all open purchases.

COMPETITION

     We compete in a new, rapidly evolving and highly competitive and fragmented industry that is subject to increasing product, market and technology changes brought about by the introduction of new technologies, the deployment of broadband networks and changes in the regulatory environment. We believe that the main competitive factors in our market are the following:

     - technology partnerships, particularly with the major PBX manufacturers and service providers;

     - system reliability and performance;

     - sales and distribution capability;

     - price/performance characteristics;

     - access to third-party technology;

     - conformance to industry standards;

     - brand name recognition;

     - ease of deployment and use;

     - timeliness of product introductions;

     - product features and breadth;

     - customer relationships; and

     - technical support and service.

     We believe our success in competing with other manufacturers of communications products depends primarily on:

     - our ability to enter into and maintain key technology and distribution relationships with third-party manufacturers, distributors, resellers and service providers in our market segment;

     - our engineering, marketing and sales skills;

     - the price, quality and reliability of our products; and

     - our delivery and service capabilities.

     Our principal and potential competitors include large telecommunications manufacturers such as Nortel Networks and a number of other public and private companies that are developing next generation network access products that target the branch office and telecommuting marketplaces. We expect competition to intensify in the future and new competitors to emerge. Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources, more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, we believe some of our competitors may offer aggressive sales terms, including financing alternatives, which we might not be able to match. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we also expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, has better quality, is less expensive or has other advantages over our technology, then the demand for our products could decrease.

     We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary knowledge and trade secrets, and employ various methods to protect our trade secrets and knowledge. We presently have no patents or patent applications pending.

     We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. Such access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. In addition, we cannot be certain that others will not independently develop substantially equivalent intellectual property, gain access to our trade secrets or intellectual property, or disclose our intellectual property or trade secrets. Furthermore, the laws of many foreign countries do not protect our intellectual property to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to develop and market commercially viable products effectively. There can be no assurances that any necessary licenses will be available on reasonable terms, if at all.

     The communications industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the communications markets have extensive patent portfolios. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. We expect that we may increasingly be subject to infringement claims as the number of products and competitors in the market for our technology grows and the functionality of products overlaps. Although we have not been a party to any litigation asserting claims that allege infringement of intellectual property rights, we may be a party to litigation in the future. In addition, third parties may assert claims or initiate litigation against us or our manufacturers, suppliers, OEMs, technology partners or customers alleging infringement of their proprietary rights with respect to our existing or future products.

     We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights to determine the scope and validity of our proprietary rights. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

EMPLOYEES

     At April 30, 2000, we had a total of 130 employees, of which 46 were in research and development, 52 were in sales, marketing, business development and customer support, 14 were in manufacturing and operations, and 18 were in finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

RECENT ACQUISITION

     On June 14, 2000, we acquired DTIH and its wholly owned subsidiary DTI for $11.5 million in cash, 364,601 shares of common stock and assumed stock options. DTI designs, manufactures, distributes and supports a comprehensive suite of digital to analog recording products. Based in Allen, Texas, DTI has approximately 50 employees and maintains a 20,000 square foot facility. Consistent with our current manufacturing model, DTI's performs final assembly and test of its products at the Texas facility.

ITEM 2.  PROPERTIES

     We currently lease approximately 33,000 square feet of space at our headquarters in Needham, Massachusetts under a lease that expires in March 2007. To accommodate our anticipated growth we have signed a lease which provides an additional 15,000 square feet of adjoining office space commencing in the summer of 2000 and expiring in March 2007. We have concurrently sub-let this space for a term of 3 years to an unrelated third party and believe the additional space will not impact our operating results until we occupy the space. We also lease approximately 8,500 square feet at our development center in Calgary, Alberta under a lease that expires in December 2000.

ITEM 3.  LEGAL PROCEEDINGS

     On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company (the "Complaint"). In the Complaint, entitled Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment and certain restricted stock and stock option agreements executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks certain damages of approximately $30,000 in severance pay as well as declaratory and injunctive relief, including the right to purchase 33,309 shares of restricted stock and exercise certain stock options. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart's complaint. We are unable at this time to estimate the probability of a favorable or unfavorable outcome or to estimate the amount of any losses in the event of an unfavorable outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     MARKET PRICE FOR COMMON STOCK. Our Common Stock began trading on the NASDAQ National Market System under the symbol MCKC effective October 22, 1999. Prior to that date, there was no public market for our Common Stock. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported by NASDAQ:

FISCAL QUARTER ENDED                                           HIGH       LOW
--------------------                                          -------   -------
October 31, 1999 (from October 22, 1999)....................  $24.125   $16.375
January 31, 2000............................................    37.75    19.125
April 30, 2000..............................................   74.125     21.50

     HOLDERS OF RECORD. As of July 3, 2000, there were approximately 86 holders of record of our common stock and 19,835,612 shares of Common Stock outstanding.

     DIVIDEND POLICY. To date, the Company has not paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain any available funds to finance the growth and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended April 30, 1998, 1999 and 2000, and the balance sheet data at April 30, 1999, 2000, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of MCK Communications, Inc. included elsewhere herein. The statement of operations data set forth below for the years ended April 30, 1996 and 1997 and the balance sheet data at April 30, 1996, 1997 and 1998 are derived from audited Consolidated Financial Statements of MCK Communications, Inc. not included herein.

                                                                   YEARS ENDED APRIL 30,
                                                -----------------------------------------------------------
                                                  1996        1997        1998         1999         2000
                                                ---------   ---------   ---------   ----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Revenues......................................  $   5,339   $   5,921   $   7,876   $   14,270   $   25,082
Cost of goods sold............................      2,423       2,313       2,800        5,390        9,455
                                                ---------   ---------   ---------   ----------   ----------
Gross profit..................................      2,916       3,608       5,076        8,880       15,627
Operating expenses:
  Research and development (excluding
    amortization of stock based compensation
    of $0, $0, $0, $175 and $1,558 in 1996,
    1997, 1998, 1999 and 2000,
    respectively).............................        344         815       1,758        3,349        4,876
  Sales and marketing (excluding amortization
    of stock based compensation of $0, $0, $0,
    $110 and $1,853 in 1996, 1997, 1998, 1999
    and 2000, respectively)...................        576       1,145       2,191        3,888        7,817
  General and administrative (excluding
    amortization of stock based compensation
    of $0, $0, $0, $120 and $1,234 in 1996,
    1997, 1998, 1999 and 2000,
    respectively).............................        319         607       1,485        1,617        2,475
  Amortization of stock based compensation....         --          --          --          406        4,645
  Transaction-related charges.................         --         493          --           --
                                                ---------   ---------   ---------   ----------   ----------
         Total operating expenses.............      1,239       3,060       5,434        9,260       19,813
                                                ---------   ---------   ---------   ----------   ----------
Income (loss) from operations.................      1,677         548        (358)        (380)      (4,186)
Other income (expense)........................          7        (343)       (595)        (207)         758
                                                ---------   ---------   ---------   ----------   ----------
Income (loss) before provision for income
  taxes and dividends on redeemable preferred
  stock of subsidiary.........................      1,684         205        (953)        (587)      (3,428)
Provision for income taxes....................        652         302          --           --          100
Dividends on redeemable preferred stock of
  subsidiary..................................         --         133         160          197           97
                                                ---------   ---------   ---------   ----------   ----------
Net income (loss).............................  $   1,032   $    (230)  $  (1,113)  $     (784)  $   (3,625)
Dividends on redeemable preferred stock.......         --       1,011       1,220        1,966        1,285
                                                ---------   ---------   ---------   ----------   ----------
Net income (loss) applicable to common
  shares......................................  $   1,032   $  (1,241)  $  (2,333)  $   (2,750)  $   (4,910)
                                                =========   =========   =========   ==========   ==========
Basic and diluted net income (loss) per common
  share.......................................  $    0.33   $   (0.39)  $   (0.67)  $    (0.71)  $    (0.44)
Shares used in computing basic and diluted net
  income (loss) per common share..............  3,108,373   3,188,152   3,476,282    3,881,526   11,144,565
Pro forma basic and diluted loss per common
  share.......................................                                                        (0.31)
Shares used in computing pro forma basic and
  diluted loss per common share...............                                                   15,268,368
CONSOLIDATED BALANCE SHEET DATA:
  Cash and equivalents........................          1       3,228       1,867        3,285       75,724
  Working capital.............................        (97)      4,965       3,545        5,578       78,288
  Total assets................................      3,148       6,517       5,665        9,428       87,194
  Total stockholders' equity (deficit)........       (207)    (17,568)    (20,050)     (24,040)      80,946

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus.

OVERVIEW

     MCK Communications is a leading provider of products that enable corporations to distribute the full range of features and applications of corporate telephone systems to branch offices and telecommuters over data networks. We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have a development center in Calgary, Canada.

     From our inception in 1989 through 1993, we were a small company based in Calgary, Canada that designed and marketed a number of niche, voice products targeted at the oil industry. Commencing in 1993, we altered our business focus and began developing remote voice access products for corporate telephone systems by using the technology derived from this initial business. These efforts led to the development of our EXTender product line. During the period from 1993 through 1995, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, and developing OEM relationships. We shipped our first remote voice access product, the EXTender 1000, in February 1995. In June 1996, Summit Partners acquired a majority of our stock pursuant to a leveraged recapitalization. In June 1997, we recruited a new chief executive officer and moved our headquarters to Massachusetts. Since then we recruited the rest of our management team, focused our research and development efforts on developing additional remote voice access products and product enhancements, created a product validation laboratory, built international indirect sales channels, developed additional technology relationships, and established our sales, marketing and customer support organizations. We began shipments of the EXTender 3000 and our multi user products, the PBXgateway and Branch Office EXTender 6000, in December 1997 and April 1999, respectively. In December 1999, we released our IP enabled product suite for remote voice access over broadband next generation networks such as DSL and cable.

     Through the fiscal year ended April 30, 1999, our revenues consisted primarily of product sales of our single-user remote voice access products and, to a lesser degree, our digital-to-analog converter products. In April 1999, we released our first multi-user remote voice access products, the Branch Office EXTender 6000 and the PBXgateway, and we are presently developing additional remote voice access products that operate over broadband networks. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of our remote voice access products, with sales of digital-to-analog converters representing a decreasing percentage of our revenues. Among our remote voice access products, we believe that the multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products may decline as a percentage of our revenues. To date we have generated minimal service and maintenance revenues. We do not expect maintenance or service revenues to be a significant portion of our revenues. Periodically, we have received non-recurring engineering fees, although such fees have not been material to date. For the fiscal years ended April 30, 1999 and 2000, Lucent accounted for approximately 46.7% and 45.6%, respectively of our revenues.

     We recognize product revenues upon shipment to the customer. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances, which amounts, to date, have not been significant. Service revenues are recognized as the services are performed. Maintenance revenues are deferred and recognized over the period of the contract.

     Our cost of goods sold consists primarily of purchased finished products from Celestica and Mack Technologies and purchased subassemblies from EMG. We incur additional costs to test and assemble these subassemblies for shipment to our customers. Cost of goods sold also includes certain manufacturing overhead costs, primarily facilities and related depreciation. In August 1999, we began offering maintenance and support services to our distribution channels and end users through Vital Network Services, a third-party support provider.

     Research and development expenses consist primarily of salaries and related personnel costs and contract engineering, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. As of April 30, 2000, all research and development costs have been expensed as incurred. We intend to increase our investment in research and development, which is critical to achieving our product objectives. We will also increase our expenditures on our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment. We expect research and development expenses to increase significantly in the future as we continue to develop new products and enhance existing products.

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. We primarily sell our products through an indirect distribution system that includes the following channels: OEMs and private label partners, ILECs, systems integrators and distributors, telecom and datacom VARs and broadband service providers. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels. We intend to pursue sales and marketing campaigns aggressively and increase our sales force headcount and, therefore, expect these expenses to increase in the future.

     General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

     Stock based compensation expenses resulted from the granting of restricted stock and stock options to employees and directors with exercise prices per share determined to be below the deemed fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense in accordance with FASB interpretation No. 28 over the vesting period of the individual options, generally four years. In the fiscal year ended April 30, 1999, we recorded total deferred stock compensation of $1.2 million and amortized $406,000. In addition, we recorded total deferred stock compensation of $8.5 million in the fiscal year ended April 30, 2000 and amortized $4.6 million in the same period. At April 30, 2000, deferred compensation to be amortized in future periods amounted to $4.6 million.

     Other (income) expense, net consists primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of revenues.

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   35.6     37.8     37.7
                                                              -----    -----    -----
Gross margin................................................   64.4     62.2     62.3
Operating expenses:
  Research and development..................................   22.3     23.5     19.4
  Sales and marketing.......................................   27.8     27.3     31.2
  General and administrative................................   18.9     11.3      9.9
  Amortization of stock based compensation..................     --      2.8     18.5
                                                              -----    -----    -----
          Total operating expenses..........................   69.0     64.9     79.0
                                                              -----    -----    -----
Loss from operations........................................    4.5      2.7     16.7
Other (income) expense, net.................................    7.6      1.5     (3.0)
                                                              -----    -----    -----
Loss before provision for income taxes and dividends on
  redeemable preferred stock of subsidiary..................   12.1      4.1     13.7
Provision for income taxes..................................     --       --      0.4
                                                              -----    -----    -----
Net loss before dividends on subsidiary redeemable preferred
  stock.....................................................   12.1%     4.1%    14.1%
                                                              =====    =====    =====

  Fiscal years ended April 30, 1999 and 2000

     Revenues. Revenues increased from $14.3 million for the fiscal year ended April 30, 1999 to $25.1 million for the fiscal year ended April 30, 2000, an increase of $10.8 million or 75.8%. This increase was primarily due to the release of our first multi-user remote voice access product in April 1999, which accounted for approximately $1.3 million or 9.1% of revenues in fiscal year 1999 and approximately $12.1 million or 48.3% in fiscal year 2000.

     Cost of goods sold. Our cost of goods sold increased from $5.4 million for the fiscal year ended April 30, 1999 to $9.5 million for the fiscal year ended April 30, 2000, an increase of $4.1 million or 75.4%. This increase was primarily related to the increase in volume of units shipped. Gross margin increased from 62.2% for the fiscal year ended April 30, 1999 to 62.3% for the fiscal year ended April 30, 2000. The slight increase in gross margin was primarily attributable to the higher mix in revenues of our multi-user remote voice access products, which have higher gross margins than our other products. This was partially offset by increases in certain component costs such as flash memory and pricing pressure in the market.

     Research and development. Research and development expenses increased from $3.3 million for the fiscal year ended April 30, 1999 to $4.9 million for the fiscal year ended April 30, 2000, an increase of $1.5 million or 45.6%. This increase was due primarily to increases in staffing, the development of proto-type units for our EXTender 3200 for IDSL, IP EXTender 4000, 12 port EXTender 6000, and 24 port Gateway product lines. For the fiscal year ended April 30, 2000, research and development expenses decreased as a percentage of revenues from 23.5% to 19.4% as a result of increased revenues.

     Sales and marketing. Sales and marketing expenses increased from $3.9 million for the fiscal year ended April 30, 1999 to $7.8 million for the fiscal year ended April 30, 2000, an increase of $3.9 million or 101.0%. This increase was primarily due to increases in staffing of both sales and marketing personnel and, to a lesser extent, increased marketing activities related to the introduction of our first multi-user remote voice access product. For the fiscal year ended April 30, 2000, sales and marketing expenses increased as a percentage of revenues from 27.3% to 31.2% as newly hired sales personnel generally do not achieve full productivity during their first two quarters with us and as we have hired personnel to develop a broadband service provider channel which, do date, has not generated meaningful revenue.

     General and administrative. General and administrative expenses increased from $1.6 million for the fiscal year ended April 30, 1999 to $2.5 million for the fiscal year ended April 30, 2000, an increase of $858,000 or 53.1%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, consulting costs relating to an upgrade of our enterprise resource planning system to ensure its Year 2000 compliance and, to a lesser extent, professional service costs. For the fiscal years ended April 30, 2000, general and administrative expenses decreased as a percentage of revenues from 11.3% to 9.9% as a result of increased revenues.

     Amortization of stock based compensation. In connection with the grant of certain stock options to employees in the fiscal year ended April 30, 2000, we recorded deferred compensation expense of $8.5 million. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $4.6 million and $406,000 of deferred stock-based compensation in the years ended April 30, 2000 and 1999, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

     Other income (expense), net. Other income (expense), net improved from an expense of $207,000 for the fiscal year ended April 30, 1999 to income of $758,000 for the fiscal year ended April 30, 2000, an improvement of $965,000. Interest expense, offset by interest income, improved from an expense of $268,000 for the fiscal year ended April 30, 1999 to income of $794,000 for the fiscal year ended April 30, 2000. This improvement was due to income earned on invested cash and the repayment of our subordinated debt. Foreign exchange gains for the fiscal year ended April 30, 1999 were $60,000 compared to a loss of $20,000 for the fiscal year ended April 30, 2000.

  Fiscal years ended April 30, 1998 and 1999

     Revenues. Revenues increased from $7.9 million for the fiscal year ended April 30, 1998 to $14.3 million for the fiscal year ended April 30, 1999, an increase of $6.4 million or 81.2%. This increase was due to an increased number of units sold, which resulted from continued development of our existing distribution channels, the addition of new distribution channels and the release of our first multi-user product late in the fourth quarter of fiscal 1999. Revenues from that multi-user product accounted for $1.3 million or 9.1% of revenues.

     Cost of goods sold. Cost of goods sold increased from $2.8 million for fiscal 1998 to $5.4 million for fiscal 1999, an increase of $2.6 million or 92.5%. This increase was primarily related to the increase in volume of units shipped. For fiscal 1998 and 1999, gross margin decreased from 64.4% to 62.2%. The decrease in gross margin was primarily due to start-up costs associated with adding a second contract manufacturer, increased manufacturing headcount and, to a lesser extent, the write-off of obsolete inventory.

     Research and development. Research and development expenses increased from $1.8 million for fiscal 1998 to $3.3 million for fiscal 1999, an increase of $1.6 million or 90.5%. This increase was due primarily to the hiring of a vice president of engineering and additional engineers, the expansion of our product validation facilities and staff and, to a lesser extent, related overhead costs. For fiscal 1998 and 1999, research and development expenses increased as a percentage of revenues from 22.3% to 23.5% as we hired new staff to develop our first multi-user product that did not generate revenues until April 1999.

     Sales and marketing. Sales and marketing expenses increased from $2.2 million for fiscal 1998 to $3.9 million for fiscal 1999, an increase of $1.7 million or 77.5%. This increase was primarily due to the hiring of sales and marketing personnel and increased marketing activities. For fiscal 1998 and 1999, sales and marketing expenses decreased slightly as a percentage of revenues from 27.8% to 27.3%.

     General and administrative. General and administrative expenses increased from $1.5 million for fiscal 1998 to $1.6 million for fiscal 1999, an increase of $132,000 or 8.9%. This increase was primarily due to the hiring of new accounting personnel and related expenses. For fiscal 1998 and 1999, general and administrative expenses decreased as a percentage of revenues from 18.9% to 11.3%.

     Amortization of stock-based compensation. In connection with the grant of certain stock options to employees in the fiscal year ended April 30, 1999, we recorded deferred compensation expense of $1.2 million. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $406,000 and $0 of deferred stock-based compensation in the years ended April 30, 1999 and 1998, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

     Other expense, net. Other expense, net decreased from $595,000 for fiscal 1998 to $207,000 for fiscal 1999, a decrease of $388,000 or 65.2%. Interest expense, offset by interest income, decreased from $518,000 for fiscal 1998 to $268,000 for fiscal 1999. This decrease was due to a reduction in the outstanding amount of our subordinated debt from $5.0 million to $2.5 million in July 1998. Foreign exchange losses were $77,000 in fiscal 1998 versus a gain of $60,000 in fiscal 1999. The gain during 1999 was due to a weakening of the U.S. dollar against the Canadian dollar.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily from the sale of preferred stock and debt financing arrangements, including a bank line of credit, a subordinated debt offering and a capital equipment loan. On October 22, 1999, we completed our initial public offering of common stock, in which we sold 3.4 million shares of common stock at a price of $16.00 per share. Proceeds from the offering, after offering expenses, were approximately $49.5 million. In November 1999, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 255,000 shares of common stock from us at the offering price of $16.00. We received an additional $3.8 million, net of underwriting discounts and commissions, in this transaction. On April 7, 2000, we completed a follow on offering of common stock, in which we sold 1.25 million shares of common stock and other stockholders sold 1.5 million shares at a price of $40.00 per share. Proceeds from the offering, after offering expenses, were approximately $47.1 million. We did not receive any proceeds from the shares sold by other stockholders. As of April 30, 2000, we had cash and equivalents and marketable securities of $75.7 million. This represents an increase of $72.4 million compared to April 30, 1999.

     We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the company without exposing the principal to significant risk.

     We are currently in negotiations with a financial institution to execute a $5.0 million revolving credit facility to replace a $2.0 million facility that expired in April 2000. We expect the terms of the new facility to be substantially the same as those contained in the expired line and will provide for $5.0 million in unsecured borrowings at the prime rate.

     Net cash provided by operations was $1.3 million for the fiscal year ended April 30, 2000. Cash provided by operations was primarily related to net income, adjusted to exclude non cash stock based compensation charges and depreciation of $1.9 million and an increase in accounts payable of $3.1 million and was partially offset by an increase in accounts receivable of $1.7 million, prepaid expenses of $1.1 million and inventory of $1.0 million. Net cash provided by financing activities was $73.3 million for the fiscal year ended April 30, 2000. Cash provided by financing activities was primarily due to $100.5 million of proceeds raised in our initial public offering in October 1999 and our secondary offering in April 2000. This was partially offset by mandatory redemption payments to the holders of redeemable preferred stock of $24.8 million and a reduction in subordinated debt of $2.5 million

     On June 14, 2000 we acquired all of the outstanding stock of DTIH and it's wholly-owned subsidiary DTI for $11.5 million in cash, 364,601 shares of our common stock and assumed stock options. The transaction will be accounted for as a purchase.

     We expect to experience growth in our working capital needs for the foreseeable future in order to execute our business plan. We anticipate that operating activities, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that the net proceeds from this offering, together with our current cash and equivalents, cash generated from operations and available borrowings under our line of credit, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

YEAR 2000 ISSUES

     In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $100,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

     The majority of our products do not have time keeping capabilities and are therefore, by default, Year 2000 compliant. Only our Branch Office EXTender 6000 and PBXgateway products have internal clocks, and we believe such product lines are Year 2000 compliant. However, our products are generally integrated into networks involving sophisticated hardware and software products provided by other vendors. Each of our customers' solutions involves different combinations of third-party products and we cannot evaluate whether all of the third party products are Year 2000 compliant. We have not experienced nor do we expect any significant Year 2000 problems to arise with our products. We have generally represented to our indirect channel partners and end users that our products are Year 2000 compliant, and if that turns out to be untrue, these parties may make claims against us that may result in litigation or contract terminations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have not assessed the impact, if any, of SAB 101 on our financial results.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, which is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As we do not currently engage in derivative or hedging activities, we do not expect the adoption of this standard to have a significant impact on our consolidated financial statements.

DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $750,000.

     Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 1999, this revenue accounted for 11.8% of revenues and for the fiscal year ended April 30, 2000 accounted for 11.5% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at April 30, 2000, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of $50,500.

     At April 30, 2000 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

     We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Lucent, to purchase our products would seriously harm our business. Furthermore, Lucent announced in March 2000 that it plans to divest its PBX unit into a standalone business. It is unclear what impact this may have on our relationship with Lucent or the new entity. For the fiscal year ended April 30, 1999, Lucent accounted for 46.7% of our revenues, and our ten largest customers, including Lucent, accounted for 78.7% of our revenues. For the fiscal year ended April 30, 2000, Lucent accounted for 45.6% of our revenues, and our 10 largest customers, including Lucent, accounted for 76.1% of our revenues. None of these large customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and, in particular:

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

     Our success will depend to a significant degree upon our relationships with leading PBX vendors and their channel distribution partners. The systems sold by these vendors account for approximately 65% of the U.S. market for corporate PBX equipment sales, and approximately 99% of our revenues for the fiscal year ended April 30, 2000 were attributable to products which interoperate with corporate telephone systems offered by these vendors. We may not have access in the future to the proprietary protocols for the major corporate telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the corporate telephone systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the last twelve fiscal quarters, our net results of operations have ranged from a net loss of $443,000 to a net loss of $2.0 million. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

     - the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers;

     - our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions;

     - new product introductions and announcements, and reductions in the prices of products offered by our competitors;

     - our ability to sustain our technology relationships, particularly with the major PBX manufacturers and service providers;

     - availability and changes in the prices of components provided by third parties;

     - our ability to attain and maintain production volumes and quality levels for our products;

     - the mix of products sold and the mix of distribution channels through which they are sold;

     - fluctuations in demand for our products;

     - costs relating to possible acquisitions and integration of technologies or businesses;

     - telecommunications market conditions and economic conditions generally;

     - our ability to hire, train, integrate and retain new personnel; and

     - changes in the level of our operating expenses.

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

     We currently use three independent manufacturers, Celestica, Electronic Manufacturing Group and Mack Technologies, and added a fourth with the June 14, 2000 acquisition of DTI (OEM Worldwide) to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips is particularly strong and may lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES WILL DECREASE

     Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

     - continued market acceptance of PBX technology;

     - the performance, price and total cost of ownership of our products;

     - the availability and price of competing products and technologies; and

     - the efforts and success of our indirect distribution channels.

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

     We currently derive substantially all of our revenues from our product family of remote voice access equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, our branch office products have only recently been introduced to the market, and we are expecting that these products will account for a substantial portion of our revenues for the foreseeable future. Factors that could affect sales of our products include:

     - the demand for remote access voice solutions;

     - the successful development, introduction and market acceptance of new and enhanced products that address customer requirements;

     - product introductions or announcements by our competitors;

     - price competition in our industry; and

     - technological change.

IF WE FAIL TO DEVELOP AND EXPAND OUR INDIRECT DISTRIBUTION CHANNELS, OUR BUSINESS COULD SUFFER

     Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels, develop and maintain our relationships with large PBX vendors, resellers and distributors, telecommunications service providers and application service providers, and expand our field sales organization. If we fail to develop and cultivate relationships with significant indirect distribution channels, or if these distribution channels are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our indirect distribution channels also sell products that compete with our products, and none of our strategic or reseller arrangements are exclusive. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our indirect distribution channels. Our indirect distribution channels may not market our products effectively or may cease to devote the resources necessary to provide us with effective sales, marketing and technical support.

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE THE OFFERING PRICE

     The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to factors such as:

     - actual or anticipated variations in quarterly operating results;

     - announcements of technological innovations;

     - general technology or economic trends;

     - revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter;

     - changes in general market conditions;

     - changes in financial estimates by securities analysts;

     - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

     - additions or departures of key personnel;

     - the demand for our common stock;

     - the number of market makers for our common stock;

     - sales of a large number of shares of our common stock in the public market after this offering or the perception that such sales could occur; and

     - other events or factors, many of which are beyond our control.

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

SALES TO CUSTOMERS BASED OUTSIDE THE UNITED STATES HAVE HISTORICALLY ACCOUNTED FOR A SIGNIFICANT PORTION OF OUR REVENUES, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS

     International sales represented 15.3% of our revenues for the fiscal year ended April 30, 2000, and 18.3% of our revenues for the year ended April 30, 1999. While we expect sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including:

     - changes in foreign government regulations and communications standards;

     - export license requirements;

     - currency fluctuations, tariffs and taxes;

     - other trade barriers;

     - difficulty in collecting accounts receivable;

     - difficulty in managing foreign operations; and

     - political and economic instability.

     If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. In addition, the foreign markets for our products may develop more slowly than currently anticipated.

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

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business, and this risk may increase as the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies. Any claims against us or any purchaser or user of our products asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Legal action claiming patent infringement may be commenced against us and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

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

     We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At April 30, 2000, we employed 130 employees, and we expect the number of our employees to increase significantly in the future. Further significant expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, our senior management team has been with us for less than three years. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations:

     - improve our existing and implement new operations, financial and management information controls, reporting systems and procedures;

     - hire, train and manage additional qualified personnel;

     - expand and upgrade our core technologies; and

     - effectively manage multiple relationships with our customers, suppliers and other third parties.

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

     On June 14, 2000, we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. Our product range and customer base have increased in the recent past due in part to this acquisition. This acquisition provided us with technologies to expand our current line of remote voice access products. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties which may absorb significant management attention.

     In the future, we may acquire additional businesses or product lines. The recently completed acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

     If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

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

     The Year 2000 problem creates a risk for us. Although most of our products do not incorporate internal clocks, if our remaining products or our internal computer systems do not correctly recognize date information, there could be an adverse impact on our operations. The risk exists primarily in four areas:

     - potential warranty or other claims from our customers, which may result in significant expense to us;

     - failures of systems we use to run our business, which could disrupt our business operations;

     - failures of systems used by our suppliers and contract manufacturers, which could delay or affect the quality of our products;

     - customers may delay purchasing decisions until the impact of Year 2000 is more clearly understood, which could negatively impact our revenues; and

     - the potential for failures of our products, particularly our central office-based systems, due to Year 2000 problems associated with products manufactured by other equipment vendors used in conjunction with our products, which may require that we incur significant unexpected expenses.

We continue to evaluate our exposure in all of these areas.

     We have conducted a comprehensive inventory and evaluation of the information systems used to run our business and have upgraded or replaced systems which were identified as non-compliant. The cost of remediation for the Year 2000 non-compliance issues identified were not material to our operating results.

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

     Our executive officers, directors and principal stockholders and their affiliates own a significant percentage of the outstanding shares of common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 concerning our directors and officers is incorporated by reference to the information under the heading, "Election of Directors -- Information Regarding the Nominees and Executive Officers" in our 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the heading, "Compensation of Directors and Executive Officers" in our 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The information required by this Item 12 is incorporated by reference to the information under the heading, "Security Ownership of Management and Certain Beneficial Owners" in our 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information under the heading, "Certain Relationships and Related Transactions" in our 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     1. Report of Ernst & Young LLP, independent auditors (see page F-2 hereof).

     2. Consolidated Balance Sheets as of April 31, 1999 and 2000 (see page F-3 hereof).

     3. Consolidated Statements of Operations for the years ended April 30, 1998, 1999 and 2000 (see page F-4 hereof).

     4. Consolidated Statements of Common Stockholders' (Deficit) Equity for the years ended April 30, 1998, 1999 and 2000 (see page F-5 hereof).

     5. Consolidated Statements of Cash Flows for the years ended April 30, 1998, 1999 and 2000 (see page F-6 hereof).

     6. Notes to Consolidated Financial Statements (see pages F-7 through F-17 hereof).

(a)(2) Financial Statement Schedules.

     Schedules are not provided because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits.

     The following is a complete list of exhibits filed as part of this Form 10-K. Documents identified by footnotes are being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 reference is made to such documents as previously filed as exhibits with the Commission.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1 (1)      Stock and Note Purchase Agreement, dated as of June 27, 1996 by and among the Registrant, MCK Telecommunications, Inc.,
              Cal Manz, Manz Developments, Inc. and the Investors named
              therein.
 2.2 (1)      Stock Purchase Agreement, dated as of July 16, 1998, by and among the Registrant, and the Purchasers named therein.
 2.3 (2)      Agreement and Plan of Merger, dated June 14, 2000, by and
              among the Registrant, Omni Acquisition Corporation, Troy
              Holdings International, Inc., DTI Holdings, Inc., Digital
              Techniques, Inc. and certain shareholders of DTI Holdings,
              Inc.
 3.1 (1)      Second Amended and Restated Certificate of Incorporation of
              the Registrant (Exhibit No. 3.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
 3.2 (1)      First Amended and Restated By-laws of the Registrant
              (Exhibit No. 3.5 of Registration Statement on Form S-1 (File
              No. 333-85821)).
 4.1 (1)      Specimen certificate for shares of common stock, $.001 par value, of the Registrant.
10.1 (1)      Amended and Restated Stockholders' Agreement, dated July 16,
              1998, among the Registrant and the stockholders named
              therein.
10.2 (1)      Amended and Restated Registration Rights Agreement, dated
              July 16, 1998, among the Registrant and the stockholders
              named therein.
10.3 (1)      Amended and Restated 1996 Stock Option Plan of the
              Registrant.
10.4 (3)      1999 Stock Option and Grant Plan of the Registrant.
10.5 (1)      Form of Stock Restriction Agreement for sale of restricted stock to executive officers (Exhibit No. 10.9 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.6 (1)      Form of Promissory Note for purchase of restricted stock by executive officers (Exhibit No. 10.10 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.7 (1)      Form of Pledge Agreement (Exhibit No. 10.11 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.8 (1)      Form of Promissory Note (Exhibit No. 10.12 of Registration
              Statement on Form S-1 (File No. 333-85821)).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.9 (1)      Lease Agreement between Manz Developments, Inc. and MCK
              Telecommunications, Inc. dated January 1, 1996 (Exhibit No.
              10.13 of Registration Statement on Form S-1 (File No.
              333-85821)).
10.10 (1)     Agreement between the Registrant and Lucent Technologies,
              Inc. effective as of April 30, 1999 (Exhibit No. 10.15 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.11 (1)     Master Support Agreement between the Registrant and Vital
              Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.12 (1)     Amended and Restated Loan and Security Agreement between the
              Registrant and BankBoston, N.A. dated July 1999 (Exhibit No.
              10.17 of Registration Statement on Form S-1 (File No.
              333-85821)).
10.13 (4)     Lease Agreement by and between the Registrant and
              Wellsford/Whitehall Holdings, L.L.C. dated January 10, 2000.
10.13.1       First Amendment to Lease Agreement between the registrant
              and Wellsford/Whitehall Holdings, LLC dated May 25, 2000.
10.13.2       Second Amendment to Lease Agreement between the registrant and Wellsford/Whitehall Holdings, LLC dated May 31, 2000.
10.14         Lease Agreement by and between the Digital Techniques, Inc.
              and Armet Bethany Limited Partnership dated July 7, 1993, as amended April 21, 1995 and further amended December 14,
              1998.
21.1          Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP.
27.1          Financial Data Schedule.

---------------
+ Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(2) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Report on Form 8-K dated June 28, 2000.

(3) Incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 dated February 4, 2000.

(4) Incorporated by reference to Exhibit No. 10.18 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96235)), which was declared effective on April 4, 2000.

(b) Reports on Form 8-K

     On June 28, 2000 we filed a Form 8-K reporting the acquisition of Digital Techniques, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Needham, State of Massachusetts on the 31st day of July, 2000.

                                          MCK COMMUNICATIONS, INC.

                                          By:    /s/ STEVEN J. BENSON
                                          --------------------------------------
                                                     Steven J. Benson
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                       TITLE                      DATE
                     ---------                                       -----                      ----
               /s/ STEVEN J. BENSON                  President, Chief Executive Officer     July 31, 2000
---------------------------------------------------    and Director (Principal Executive
                 Steven J. Benson                      Officer)

                 /s/ PAUL K. ZURLO                   Chief Financial Officer (Principal     July 31, 2000
---------------------------------------------------    Financial Officer and Principal
                   Paul K. Zurlo                       Accounting Officer)

                /s/ CALVIN K. MANZ                   Director                               July 29, 2000
---------------------------------------------------
                  Calvin K. Manz

                /s/ JOHN B. LANDRY                   Director                               July 30, 2000
---------------------------------------------------
                  John B. Landry

                /s/ GREGORY M. AVIS                  Director                               July 27, 2000
---------------------------------------------------
                  Gregory M. Avis

              /s/ MICHAEL H. BALMUTH                 Director                               July 28, 2000
---------------------------------------------------
                Michael H. Balmuth

                 /s/ PAUL SEVERINO                   Director                               July 28, 2000
---------------------------------------------------
                   Paul Severino

                         MCK COMMUNICATIONS, INC., INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Common Stockholders' (Deficit)
  Equity....................................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
  MCK Communications, Inc.

     We have audited the accompanying consolidated balance sheets of MCK Communications, Inc. (the Company) as of April 30, 2000 and 1999, and the related consolidated statements of operations, common stockholders' (deficit) equity and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP

Boston, Massachusetts

May 31, 2000,
except for Note 16,
as to which the date
is June 14, 2000

                            MCK COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       APRIL 30,
                                                              ----------------------------
                                                                  1999            2000
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and equivalents......................................  $  3,284,984    $ 55,844,365
  Marketable debt securities................................            --      19,879,364
  Accounts receivable (net of allowances of $179,560 and
     $154,064 at April 30, 1999 and 2000, respectively).....     3,350,389       5,018,173
  Inventory.................................................     1,493,641       2,497,802
  Prepaids and other current assets.........................       213,025       1,296,574
                                                              ------------    ------------
     Total current assets...................................     8,342,039      84,536,278
Fixed assets, net...........................................     1,054,561       2,306,182
Other assets................................................        31,843         351,878
                                                              ------------    ------------
Total assets................................................  $  9,428,443    $ 87,194,338
                                                              ============    ============
LIABILITIES AND COMMON STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,666,438    $  4,782,681
  Accrued liabilities.......................................       613,005         774,614
  Accrued compensation and benefits.........................       484,490         620,710
  Deferred revenue..........................................            --          70,659
                                                              ------------    ------------
     Total current liabilities..............................     2,763,933       6,248,664
Long-term debt..............................................     2,500,000              --
Redeemable preferred stock of subsidiary....................     2,490,280              --
Redeemable preferred stock..................................    21,010,759              --
Redeemable convertible preferred stock......................     4,703,751              --
Common stockholders' (deficit) equity:
Common stock, $.001 par value; authorized -- 25,000,000 at
  April 30, 1999 and 40,000,000 at April 30, 2000: issued
  and outstanding -- 5,300,183 shares at April 30, 1999 and
  19,357,369 shares at April 30, 2000.......................         5,300          19,357
Additional paid-in capital..................................     1,388,002     115,801,560
Accumulated deficit.........................................   (24,303,510)    (29,213,397)
Deferred compensation.......................................      (805,652)     (4,623,999)
Accumulated other comprehensive loss........................      (165,743)       (344,720)
Notes receivable from officers..............................      (158,677)       (693,127)
                                                              ------------    ------------
Total common stockholders' (deficit) equity.................   (24,040,280)     80,945,674
                                                              ------------    ------------
Total liabilities and common stockholders' (deficit)
  equity....................................................  $  9,428,443    $ 87,194,338
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED APRIL 30,
                                                       ----------------------------------------
                                                          1998          1999           2000
                                                       ----------    -----------    -----------
Revenues.............................................  $7,875,779    $14,269,603    $25,082,402
Cost of goods sold...................................   2,799,994      5,389,557      9,455,140
                                                       ----------    -----------    -----------
Gross profit.........................................   5,075,785      8,880,046     15,627,262
Operating expenses:
  Research and development (excluding amortization of
     stock based compensation of $0, $175,418, and
     $1,557,925 in 1998, 1999 and 2000,
     respectively)...................................   1,757,524      3,348,608      4,876,183
  Sales and marketing (excluding amortization of
     stock based compensation of $0, $110,405, and
     $1,852,866 in 1998, 1999 and 2000,
     respectively)...................................   2,191,182      3,888,537      7,817,048
  General and administrative (excluding amortization
     of stock based compensation of $0, $120,177, and
     $1,234,375 in 1998, 1999 and 2000,
     respectively)...................................   1,484,812      1,616,620      2,474,699
  Amortization of stock based compensation...........          --        406,000      4,645,166
                                                       ----------    -----------    -----------
          Total operating expenses...................   5,433,518      9,259,765     19,813,096
                                                       ----------    -----------    -----------
Loss from operations.................................     357,733        379,719      4,185,834
Other (income) expense:
  Interest expense...................................     663,121        397,969        183,101
  Interest income....................................    (144,888)      (130,339)      (976,929)
  Other (income) expense, net........................      77,217        (60,267)        35,980
                                                       ----------    -----------    -----------
          Total other (income) expense...............     595,450        207,363       (757,848)
                                                       ----------    -----------    -----------
Loss before provision for income taxes and dividends
  on redeemable preferred stock of subsidiary........     953,183        587,082      3,427,986
Provision for income taxes...........................          --             --        100,000
Dividends on redeemable preferred stock of
  subsidiary.........................................     160,000        196,947         96,563
                                                       ----------    -----------    -----------
Net loss.............................................   1,113,183        784,029      3,624,549
Dividends on redeemable preferred stock..............   1,220,000      1,965,921      1,285,338
                                                       ----------    -----------    -----------
Loss applicable to common stock......................  $2,333,183    $ 2,749,950    $ 4,909,887
                                                       ==========    ===========    ===========
Basic and diluted net loss per common share..........  $    (0.67)   $     (0.71)   $     (0.44)
                                                       ==========    ===========    ===========
Shares used in computing basic and diluted net loss
  per common share...................................   3,476,282      3,881,526     11,144,565
                                                       ==========    ===========    ===========
Pro forma basic and diluted loss per common share....                               $     (0.31)
Shares used in computing pro forma basic and diluted
  loss per common share..............................                                15,268,368

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' (DEFICIT) EQUITY

                                                           COMMON
                                                SHARES      STOCK                                                  ACCUMULATED
                              COMPREHENSIVE       OF         AT       ADDITIONAL                                      OTHER
                                 INCOME         COMMON       PAR       PAID-IN      ACCUMULATED      DEFERRED     COMPREHENSIVE
                                 (LOSS)         STOCK       VALUE      CAPITAL        DEFICIT      COMPENSATION      INCOME
                              -------------   ----------   -------   ------------   ------------   ------------   -------------
Balance at April 30, 1997...                   3,323,302   $ 3,323   $      1,470   $(17,567,977)  $        --      $      --
Stock options exercised.....                     117,090       118          1,618             --            --             --
Sale of restricted stock....                   1,538,178     1,538        149,264             --            --             --
Foreign currency translation
 adjustment.................   $  (155,290)           --        --             --             --            --       (155,290)
Dividends on preferred
 stock......................                          --        --             --     (1,220,000)           --             --
Net loss....................    (1,113,183)           --        --             --     (1,113,183)           --             --
                               -----------    ----------   -------   ------------   ------------   -----------      ---------
Total comprehensive income
 (loss).....................   $(1,268,473)           --        --             --             --            --             --
                               ===========
Balance at April 30, 1998...                   4,978,570     4,979        152,352    (19,901,160)           --       (155,290)
Stock options exercised.....                     241,288       241         16,203             --            --             --
Sale of restricted stock....                     114,750       115         11,135             --            --             --
Cancellation of restricted
 stock......................                     (34,425)      (35)        (3,340)            --            --             --
Foreign currency translation
 adjustment.................   $   (10,453)           --        --             --             --            --        (10,453)
Deferred compensation.......                          --        --      1,211,652             --    (1,211,652)            --
Amortization of deferred
 compensation...............                          --        --             --             --       406,000             --
Dividends on preferred
 stock......................                          --        --             --     (1,965,921)           --             --
Issuance of preferred stock
 in exchange for redemption
 premium....................                          --        --             --     (1,652,400)           --             --
Net loss....................      (784,029)           --        --             --       (784,029)           --             --
                               -----------    ----------   -------   ------------   ------------   -----------      ---------
Total comprehensive income
 (loss).....................   $  (794,482)           --        --             --             --            --             --
                               ===========
Balance at April 30, 1999...                   5,300,183     5,300      1,388,002    (24,303,510)     (805,652)      (165,743)
Foreign currency translation
 adjustment.................   $  (150,905)           --        --             --             --            --       (150,905)
Unrealized loss on
 marketable securities......       (28,072)           --        --             --             --            --        (28,072)
Deferred compensation.......                          --        --      8,463,513             --    (8,463,513)            --
Amortization of deferred
 compensation...............                          --        --             --             --     4,645,166             --
Sale of restricted stock....                     397,800       398        687,102             --            --             --
Dividends on preferred
 stock......................                          --        --             --     (1,285,338)           --             --
Sale of common stock........                   4,935,600     4,936    100,408,413             --            --             --
Stock options exercised.....                     133,435       133         37,271             --   --.........             --
Conversion of Series B and D
 Preferred Stock............                   8,677,210     8,677      4,907,938             --            --             --
Cancellation of restricted
 stock......................                     (86,859)      (87)       (90,679)            --            --             --
Payment on notes
 receivable.................                          --        --             --             --            --             --
Net loss....................    (3,624,549)           --        --             --     (3,624,549)           --             --
                               -----------    ----------   -------   ------------   ------------   -----------      ---------
Total comprehensive income
 (loss).....................   $(3,803,526)           --        --             --             --            --             --
                               ===========
Balance at April 30, 2000...                  19,357,369   $19,357   $115,801,560   $(29,213,397)  $(4,623,999)     $(344,720)
                                              ==========   =======   ============   ============   ===========      =========

                                               TOTAL
                                NOTES         COMMON
                              RECEIVABLE   STOCKHOLDERS'
                                 FROM        (DEFICIT)
                               OFFICERS       EQUITY
                              ----------   -------------
Balance at April 30, 1997...  $      --    $(17,563,184)
Stock options exercised.....         --           1,736
Sale of restricted stock....   (150,802)             --
Foreign currency translation
 adjustment.................         --        (155,290)
Dividends on preferred
 stock......................         --      (1,220,000)
Net loss....................         --      (1,113,183)
                              ---------    ------------
Total comprehensive income
 (loss).....................         --              --
Balance at April 30, 1998...   (150,802)    (20,049,921)
Stock options exercised.....         --          16,444
Sale of restricted stock....    (11,250)             --
Cancellation of restricted
 stock......................      3,375              --
Foreign currency translation
 adjustment.................         --         (10,453)
Deferred compensation.......         --              --
Amortization of deferred
 compensation...............         --         406,000
Dividends on preferred
 stock......................         --      (1,965,921)
Issuance of preferred stock
 in exchange for redemption
 premium....................         --      (1,652,400)
Net loss....................         --        (784,029)
                              ---------    ------------
Total comprehensive income
 (loss).....................         --              --
Balance at April 30, 1999...   (158,677)    (24,040,280)
Foreign currency translation
 adjustment.................         --        (150,905)
Unrealized loss on
 marketable securities......         --         (28,072)
Deferred compensation.......         --              --
Amortization of deferred
 compensation...............         --       4,645,166
Sale of restricted stock....   (687,500)             --
Dividends on preferred
 stock......................         --      (1,285,338)
Sale of common stock........         --     100,413,349
Stock options exercised.....         --          37,404
Conversion of Series B and D
 Preferred Stock............         --       4,916,615
Cancellation of restricted
 stock......................     90,766              --
Payment on notes
 receivable.................     62,284          62,284
Net loss....................         --      (3,624,549)
                              ---------    ------------
Total comprehensive income
 (loss).....................         --              --
Balance at April 30, 2000...  $(693,127)   $ 80,945,674
                              =========    ============

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED APRIL 30,
                                                     ------------------------------------------
                                                        1998           1999            2000
                                                     -----------    -----------    ------------
Cash flow from operating activities:
  Net loss.........................................  $(1,113,183)   $  (784,029)   $ (3,624,549)
  Depreciation.....................................      215,342        378,977         821,528
  Amortization.....................................       15,000         15,000          15,000
  Stock based compensation.........................           --        406,000       4,645,166
  Deferred income taxes............................      (80,000)            --          33,133
  Dividends accrued on redeemable preferred stock
     of subsidiary.................................      160,000        196,947          96,563
  Change in operating assets and liabilities:
     Accounts receivable...........................     (846,047)    (1,457,353)     (1,667,784)
     Inventory.....................................      283,403       (736,895)     (1,004,161)
     Prepaids and other current assets.............      366,050         81,420      (1,083,549)
     Accounts payable..............................      357,431      1,181,424       3,116,243
     Accrued liabilities...........................      451,344        138,058         128,476
     Accrued compensation and benefits.............      272,666        178,404         136,220
     Deferred revenue..............................           --             --          70,659
     Other long-term assets........................           --             --        (335,035)
                                                     -----------    -----------    ------------
       Net cash (used) provided by operating
          activities...............................       82,006       (402,047)      1,347,910
Cash flows from investing activities:
  Purchase of fixed assets.........................     (565,526)      (675,650)     (1,964,736)
  Purchase of marketable securities................           --             --     (19,907,436)
                                                     -----------    -----------    ------------
       Net cash (used) by investing activities.....     (565,526)      (675,650)    (21,872,172)
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net of
     issuance costs................................           --      4,940,323              --
  Repayment of subordinated debt...................           --     (2,500,000)     (2,500,000)
  Redemption of preferred stock....................           --             --     (24,804,444)
  Increase (decrease) in short-term borrowings.....     (749,496)            --              --
  Issuance of common stock, net....................           --             --     100,610,001
  Proceeds from exercise of stock options..........        1,736         16,444          37,404
                                                     -----------    -----------    ------------
       Net cash provided (used) by financing
          activities...............................     (747,760)     2,456,767      73,342,961
Effect of exchange rate changes on cash............     (129,761)        38,701        (259,318)
                                                     -----------    -----------    ------------
Net increase (decrease) in cash....................   (1,361,041)     1,417,771      52,559,381
Cash and equivalents at beginning of period........    3,228,254      1,867,213       3,284,984
                                                     -----------    -----------    ------------
Cash and equivalents at end of period..............  $ 1,867,213    $ 3,284,984    $ 55,844,365
                                                     ===========    ===========    ============
Non-cash transactions:
  Dividends on non-subsidiary preferred stock......  $ 1,049,199    $ 1,782,309    $  1,285,338
  Sale of restricted stock, net of cancellations...      150,802          7,875         596,734
  Dividends to Manz Development, Inc...............      330,801        380,559         193,025
  Issuance of preferred stock in exchange for
     redemption premium............................           --      1,652,400              --
  Conversion of Series B and D redeemable preferred
     stock to common stock.........................           --             --       4,916,615

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED APRIL 30, 1998, 1999 AND 2000

1.  NATURE OF OPERATIONS

     MCK Communications, Inc. (MCK or the Company) develops and markets remote voice access products that enable corporations to distribute the features and applications of PBX systems to branch offices and telecommuters over data networks. Sales are made to OEMs and private label partners, ILECs, systems integrators and distributors, telecom and datacom VARs, and broadband service providers. The Company operates in one business segment. In the fiscal years ended 1998, 1999 and 2000, sales to one customer represented 46%, 47% and 46%, respectively, of consolidated revenues.

2.  SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of MCK Communications, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

  (b) Cash Equivalents

     Cash equivalents are defined as short-term, highly-liquid investments having an original maturity of three months or less.

  (c) Inventory

     Inventory is valued at the lower of cost (first-in, first-out) or market.

  (d) Fixed Assets

     Fixed assets are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Equipment............................  3 years
Furniture and fixtures...............  3 years
Purchased software...................  2 years
Leasehold improvements...............  The lesser of seven years or term of lease

  (e) Fair Value of Financial Instruments

     The Company's cash, cash equivalents, marketabl debt securities, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to their relative short term to maturity.

  (f) Revenue Recognition

     Revenues from product sales to end users are recognized upon shipment. The Company provides reserves for returns and warranty costs at the time revenue is recognized. Returns and warranty costs have not been material.

     The Company recognizes service revenues as the service is provided and maintenance revenues ratably over the contract period. Service revenues and maintenance revenues have not been material.

  (g) Earnings per Share and Pro Forma Earnings per Share

     The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is

                            MCK COMMUNICATIONS, INC.

computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding of the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issued common stock were exercised or converted into common stock or resulted in the issuance of common stock.

     Pro forma earnings per share is computed using the weighted average number of common shares outstanding and assumes the conversion of the redeemable convertible preferred stock at the later of May 1, 1998 or at the date of issuance.

  (h) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of accounts receivable and the carrying value of inventory. Actual results could differ from those estimates.

  (i) Translation of Foreign Currencies

     The functional currency for the Company's Canadian operations is the Canadian dollar. The translation of Canadian dollars into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date, and for revenue and expense accounts using the weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported in a separate component of stockholders' deficit, which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature. Gains or losses resulting from foreign currency transactions, which are included in results of operations, were a loss of approximately $67,000 in 1998, a gain of approximately $56,000 in 1999 and a loss of $51,000 in 2000. The Company's Canadian subsidiary represented approximately $4.8 million of total assets at April 30, 2000.

  (j) Income Taxes

     The Company provides deferred taxes to recognize temporary differences between the financial and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  (k) Comprehensive Income

     Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

  (l) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and trade accounts receivable. The Company invests its cash equivalents in deposits with financial institutions with strong credit ratings. The Company sells its products to customers in the telecommunications industry, primarily in the United States and Canada. The Company performs periodic credit evaluations of its' customers financial condition and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

                            MCK COMMUNICATIONS, INC.

Trade accounts receivable at April 30, 1999 and 2000 included approximately $1,068,000 and $1,426,000, respectively, from one customer.

  (m) Investments

     The Company's investments consist primarily of commercial paper and money market instruments with maturities of less than a year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized losses reported in other comprehensive income. Unrealized losses relating to those available-for-sale securities were $28,072 at April 30, 2000. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

  (n) Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

  (o) Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the options granted equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123).

3.  INVENTORY

     Inventory consisted of:

                                                                     APRIL 30,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
Raw materials...............................................  $  518,235    $  897,680
Work-in-process.............................................     780,584     1,309,150
Finished goods..............................................     194,822       290,972
                                                              ----------    ----------
                                                              $1,493,641    $2,497,802
                                                              ==========    ==========

4.  FIXED ASSETS

     Fixed assets consisted of:

                                                                     APRIL 30,
                                                             -------------------------
                                                                1999          2000
                                                             ----------    -----------
Equipment..................................................  $1,054,588    $ 2,179,913
Purchased software.........................................     410,715        688,298
Leasehold improvements.....................................     269,339        662,815
Furniture and fixtures.....................................     231,644        399,996
                                                             ----------    -----------
                                                              1,966,286      3,931,022
Accumulated depreciation...................................    (911,725)    (1,624,840)
                                                             ----------    -----------
                                                             $1,054,561    $ 2,306,182
                                                             ==========    ===========

                            MCK COMMUNICATIONS, INC.

5.  CREDIT AGREEMENTS

     Revolving Credit Agreement. During 1999 and 2000 the Company maintained a revolving credit agreement that provided for borrowings up to the lesser of $2,000,000 or 80% of qualifying accounts receivable. No amounts were outstanding under this agreement during the year ended April 30, 1999 or 2000. The old agreement charged interest at the bank's base and the debt was collateralized by substantially all assets of the Company. The agreement expired in April 2000.

     Subordinated Debt. The Company issued $5.0 million of 12.5% subordinated promissory notes in connection with a recapitalization in June 1996. In July 1998, the Company completed a private placement (see Note 7), and repaid $2.5 million of the subordinated promissory notes. In October 1999, the Company completed its Initial Public Offering (see Note 13) and repaid the remaining $2.5 million in principal.

     The Company paid interest of approximately $375,000, $663,000, and $196,568 for the years ended April 30, 1998, 1999 and 2000, respectively.

6.  INCOME TAXES

     Pre-tax income (loss) is summarized by country as follows:

                                                               APRIL 30,
                                                 -------------------------------------
                                                   1998         1999          2000
                                                 ---------    ---------    -----------
Canada.........................................  $(180,545)   $(195,394)   $ 1,190,099
United States..................................   (772,638)    (391,688)    (4,618,085)
                                                 ---------    ---------    -----------
          Total................................  $(953,183)   $(587,082)   $(3,427,986)
                                                 =========    =========    ===========

     The provision (benefit) for income taxes consisted of:

                                                                   APRIL 30,
                                                       ---------------------------------
                                                         1998        1999         2000
                                                       --------    ---------    --------
Current:
Canada...............................................  $ 80,000      $  --      $     --
United States........................................        --         --        66,867
                                                       --------      -----      --------
                                                         80,000         --        66,867
Deferred:
Canada...............................................   (80,000)        --        33,133
                                                       --------      -----      --------
          Total......................................  $     --      $  --      $100,000
                                                       ========      =====      ========

                            MCK COMMUNICATIONS, INC.

     The provision for income taxes differed from the amount computed by applying the U.S. federal statutory rate as follows:

                                                               APRIL 30,
                                                 -------------------------------------
                                                   1998         1999          2000
                                                 ---------    ---------    -----------
Income tax provision (benefit) at statutory
  rate.........................................  $(333,614)   $(205,479)   $(1,204,638)
Tax loss with no current benefit...............    330,104      187,943         68,440
Utilization of foreign net operating losses....         --           --       (136,087)
Foreign tax differential.......................    (16,290)     (12,214)       114,487
Non-deductible expenses........................     19,800       29,750      1,549,562
Tax credits....................................         --           --       (331,386)
State taxes, net of federal benefit............         --           --         14,494
Other, net.....................................         --           --         25,128
                                                 ---------    ---------    -----------
          Total................................  $      --    $      --    $   100,000
                                                 =========    =========    ===========

     The components of the Company's deferred tax assets and liabilities are as follows:

                                                                    APRIL 30,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
Deferred tax assets:
Reserves and accruals.......................................  $ 198,000    $ 232,593
Depreciation................................................         --       54,746
Tax credits.................................................    299,000      155,006
Net operating loss carryforward.............................    190,100      173,457
                                                              ---------    ---------
          Total deferred tax assets.........................    687,100      615,802
                                                              ---------    ---------
Deferred tax liabilities:
Depreciation................................................    (18,000)          --
Other.......................................................    (10,000)    (157,395)
                                                              ---------    ---------
          Total deferred tax liabilities....................    (28,000)    (157,395)
                                                              ---------    ---------
Valuation allowance.........................................   (659,100)    (491,540)
                                                              ---------    ---------
Net deferred tax liabilities................................  $      --    $ (33,133)
                                                              =========    =========

     The Company has incurred cumulative losses for the three year period ended April 30, 2000. Consequently, the Company does not have an objective and verifiable basis for concluding that it is more likely than not the Company will generate taxable income in the foreseeable future. Accordingly, the Company has provided a valuation allowance covering its net deferred tax asset.

     At April 30, 1999 and 2000, the Company had $299,000 and $19,249 of Canadian investment tax credits earned as a result of government incentive programs which expire in 2009 and 2010 respectively. At April 30, 2000 the Company has $135,757 of United States research credits which begin to expire in 2018 and net operating loss carryforwards of $433,643 which expire in 2019. The Company paid income taxes of $18,900, $912 and $874 in 1998, 1999 and 2000, respectively.

7.  PREFERRED STOCK

     On July 16, 1998, the Company raised $5,000,000 through the private placement of 28,505 shares of Series C Redeemable Preferred Stock and 1,672,354 shares of Series D Redeemable Convertible Preferred Stock. In connection with the private placement, the Company eliminated the redemption premium that

                            MCK COMMUNICATIONS, INC.

would have been due under certain circumstances to the Series A preferred stockholders in exchange for issuing 1,652,400 shares of Series A preferred stock to the existing Series A preferred stockholders. This issuance of Series A preferred stock was accounted for as a preferred stock dividend and the liquidation value of the preferred stock ($1 per share) issued is reflected as a charge to retained earnings. The Company used $2,500,000 of the proceeds to repay a portion of the subordinated promissory notes and the balance of the private placement proceeds was retained for working capital purposes.

     In connection with the Company's Initial Public Offering in October 1999, the Company converted all of the Series B and D preferred stock into 8,677,210 shares of Common Stock and paid $24,804,444 to redeem all of the Series A, C and E Redeemable Preferred Stock.

     Preferred stock consisted of:

                                                               APRIL 30,
                                                              -----------
                                                                 1999
                                                              -----------
Redeemable preferred stock:
  Series A redeemable preferred stock, 14,985,733 shares
     issued and outstanding (liquidation value of
     $14,985,733, plus accrued dividends of $3,373,199).....  $18,284,241
  Series C redeemable preferred stock, 28,505 shares issued
     and outstanding (liquidation value of $2,850,000 plus
     accrued dividends of $256,356).........................    2,726,518
  Series E redeemable preferred stock of subsidiary, no par
     value, 20,000 shares issued and outstanding
     (liquidation value of $2,000,000 plus accrued dividends
     of $490,280)...........................................    2,490,280
                                                              -----------
          Total.............................................  $23,501,039
                                                              ===========
Redeemable convertible preferred stock:
  Series B redeemable convertible preferred stock, 3,968,384 shares issued and outstanding (liquidation value of
     $1,666,667 plus accrued dividends of $408,567).........  $ 2,075,234
  Series D redeemable convertible preferred stock, 1,672,354 shares issued and outstanding (liquidation value of
     $2,500,000 plus accrued dividends of $158,356).........    2,628,517
                                                              -----------
          Total.............................................  $ 4,703,751
                                                              ===========

     Each share of preferred stock accrued daily dividends on a cumulative basis at a rate of 8% per annum on their respective liquidation values. Total accrued and unpaid dividends at April 30, 1999 were $4,686,758. The Series A, C and D preferred stock were recorded net of $74,691, $29,838 and $29,839 of issuance costs, respectively. The Series E preferred stock represents redeemable preferred stock in the Company's Canadian subsidiary. All of the Series E preferred stock was owned by Manz Developments, Inc. (MDI).

8.  STOCK PLANS

     In June 1996, the Company adopted the 1996 Stock Option Plan (the 1996
Plan), which provides for the issuance of up to 1,959,081 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. Both incentive stock options and non-qualified stock options are generally granted at the fair market value, although as disclosed herein, certain options were granted below fair market value. Options granted under the 1996 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining thirty-six months and expire five and ten years from date of grant for

                            MCK COMMUNICATIONS, INC.

incentive stock options and non-qualified stock options, respectively. At April 30, 2000, 124,680 shares were available for future grant. At April 30, 1998, 1999 and 2000, there were 327,971, 146,628 and 374,991 options exercisable under the 1996 Plan, at a weighted average exercise price of $0,052, $0,046 and $0,152 per share, respectively.

     In August 1999, the Company adopted the 1999 Stock Option and Grant Plan (the 1999 Plan). The 1999 Plan provides for the issuance of up to 3,060,000 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1999 Plan is administered by the Compensation Committee of the Board of Directors. Options granted under the 1999 Plan generally vest as to 23% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining twelve quarters and expire ten years from the date of grant. At April 30, 2000, there were 28,450 options exercisable under the 1999 Plan at a weighted average exercise price of $6.81 per share, and 2,063,492 shares were available for future grant.

     The following table summarizes option activity over the life of the 1996 Plan and 1999 Plan:

                                                             OPTIONS      WEIGHTED AVERAGE
                                                           OUTSTANDING     EXERCISE PRICE
                                                           -----------    ----------------
  Granted................................................     837,934         $  0.04
  Exercised..............................................    (214,928)         0.0007
  Canceled...............................................     (61,231)           0.10
                                                            ---------         -------
Outstanding at April 30, 1997............................     561,775            0.06
  Granted................................................     143,973            0.10
  Exercised..............................................    (117,091)           0.03
  Canceled...............................................    (118,085)           0.10
                                                            ---------         -------
Outstanding at April 30, 1998............................     470,571            0.07
  Granted................................................     762,768            0.12
  Exercised..............................................    (241,286)           0.07
  Canceled...............................................     (20,411)           0.10
                                                            ---------         -------
Outstanding at April 30, 1999............................     971,642            0.11
  Granted................................................   1,406,882           13.42
  Exercised..............................................    (133,435)           0.28
  Canceled...............................................    (120,922)           7.62
                                                            ---------         -------
Outstanding at April 30, 2000............................   2,124,167         $  8.57
                                                            =========         =======

                            MCK COMMUNICATIONS, INC.

     The following table presents certain information about options outstanding as of April 30, 2000:

                                                                         WEIGHTED
                                                                         AVERAGE
                                  WEIGHTED AVERAGE       NUMBER OF    EXERCISE PRICE
                    NUMBER OF   REMAINING CONTRACTUAL     OPTIONS       OF OPTIONS
  EXERCISE PRICE     OPTIONS         LIFE (YRS.)        EXERCISABLE    EXERCISABLE
  --------------    ---------   ---------------------   -----------   --------------
     $ 0.0007          70,345           1.16               70,345        $ 0.0007
     $ 0.098          576,781           2.99              241,221           0.098
     $ 0.196          189,038           3.85               48,887           0.196
     $ 1.634          312,120           4.69               29,835           1.634
 $ 8.17 - $12.75      382,033           9.40               12,653          12.695
 $13.50 - $22.50      308,850           9.63                  500           16.00
$23.563 - $29.875     220,000           9.77                   --              --
$31.25 - $33.9375      65,000           9.93                   --              --
                    ---------                             -------        --------
                    2,124,167                             403,441        $0.62800

     The weighted-average exercise price of stock options granted are as follows:

                                                             1998     1999      2000
                                                            ------    -----    ------
Exercise price less than fair value of common stock.......  $   --    $0.12    $ 6.43
Exercise price equals fair value of common stock..........   0.098       --     23.25

     The Company recorded deferred compensation charges of $1,211,652 and $8,463,514 related to stock options and restricted stock granted below market exercise prices during the fiscal year ended April 30, 1999 and 2000, respectively. The deferred compensation is being amortized to expense over the vesting period of the individual options, generally four years. SFAS No. 123 requires the Company to disclose, on a pro forma basis, the effect on net income
(loss) as if the Company had recorded compensation expense for its stock-based compensation plans based on the fair value of the awards. On a pro forma basis, loss applicable to common stock for 2000, 1999 and 1998 would have been approximately $5,619,000, $2,799,000, $2,334,000, respectively. Loss per common share would have been approximately $0.50, $0.72, and $0.67, for the years ended April 30, 2000, 1999 and 1998, respectively.

     The pro forma effect in 1998, 1999 and 2000 of expensing the estimated fair value of stock options is not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

     The fair market value for these options was estimated at the date of grant using the minimum value method prior to our Initial Public Offering on October 22, 1999 and the Black-Scholes model thereafter using the following weighted-average assumptions for options granted in 1998 and 1999 and 2000: risk-free interest rate of 4.5%, 5.0% and 6.5%; a weighted-average expected life of the option of between five and six years; expected volatility of 1.2 (Black-Scholes only); and no dividends.

     The weighted-average fair value of stock options granted are as follows:

                                                             1998     1999      2000
                                                             -----    -----    ------
Fair value of stock options where exercise price less than
  fair value of common stock...............................  $  --    $0.45    $ 9.64
Fair value of stock options where exercise exercise price
  equals fair value of common stock........................   0.02       --     19.91

The weighted average remaining contractual life for those stock options outstanding at April 30, 2000 was 6.3 years.

     The Company issued 22,950 shares of restricted common stock at $3.27 per share which was less than the fair value at September 1999, 374,850 shares of restricted common stock at $1.63 per share which was less

                            MCK COMMUNICATIONS, INC.

than fair value at July 1999, 114,750 shares of restricted common stock having a fair value of $0.098 per share in June 1998 and 1,538,178 shares of restricted common stock having a fair value of $0.098 per share in January 1998 to certain executives and a member of the Board of Directors in exchange for promissory notes totaling $849,552. The promissory notes are non-interest bearing to employees insofar as the Company is required to reimburse the employees for any interest on the promissory notes that is payable to the Company. The face value of the promissory notes approximate their fair market value. Upon termination for any reason other than for cause or in the event of the merger, consolidation or sale of substantially all of the Company's assets or voting securities, the Company must repurchase all the non-vested restricted stock of the executives at the original issue price. If an executive is terminated for cause, the Company must repurchase such executive's vested and non-vested restricted stock.

     The Company has a right of first refusal prior to any transfer of restricted stock. The restricted stock generally vests over four years and the promissory notes have a five-year maturity. The outstanding balance of the promissory notes at April 30, 1999 and 2000 is $158,677 and $693,127, respectively.

     At April 30, 2000, the Company had reserved 4,312,339 shares of common stock for issuance under the 1996 and 1999 Stock Option plans.

9.  EMPLOYEE SAVINGS PLANS

     The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company also maintains a Registered Retirement Savings Plan for its Canadian employees which allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made no contributions to either plan during 1998, 1999 or 2000.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space in the United States and Canada under non-cancelable operating leases. The Company's Canadian facility is leased from Manz Developments, Inc., a related party. Rent expense under this arrangement was approximately $96,000, $99,000 and $105,000 in 1998, 1999 and 2000
respectively. Total rent expense under all operating leases for 1998, 1999 and 2000 was approximately $264,000, $333,000 and $478,000, respectively. At April 30, 2000, future minimum lease commitments were approximately $1,028,000 in 2001, $957,000 in 2002, $943,000 in 2003, $1,256,000 in 2004, $1,421,000 in 2005
and $2,637,000 thereafter.

                            MCK COMMUNICATIONS, INC.

11.  EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

     The calculations of earnings per share are as follows:

                                                                                        PRO FORMA
                                                                                       YEAR ENDED
                                                                                        APRIL 30,
                                                     YEARS ENDED APRIL 30,             (UNAUDITED)
                                            ---------------------------------------    -----------
                                               1998          1999          2000           2000
                                            -----------   -----------   -----------    -----------
Numerator:
  Net loss................................  $(1,113,183)  $  (784,029)  $(3,624,549)   $(3,624,549)
  Dividends on preferred stock............    1,220,000     1,965,921     1,285,338      1,102,313(1)
                                            -----------   -----------   -----------    -----------
  Numerator for basic and diluted earnings
     per share-income available to common
     stockholders.........................  $(2,333,138)  $(2,749,950)  $(4,909,887)   $(4,726,862)
                                            ===========   ===========   ===========    ===========
Denominator:
  Denominator for basic and diluted
     earnings per
     share -- weighted-average shares.....    3,476,282     3,881,526    11,144,565     15,268,368(2)
                                            ===========   ===========   ===========    ===========
Basic and diluted earnings (loss) per
  share...................................  $     (0.67)  $     (0.71)  $     (0.44)   $     (0.31)
                                            ===========   ===========   ===========    ===========

---------------
(1) Excludes dividends on redeemable convertible preferred stock.

(2) Includes common shares issued upon conversion of redeemable convertible preferred stock.

     The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                               YEAR ENDED APRIL 30,
                                                             ------------------------
                                                             1998      1999     2000
                                                             -----    ------    -----
Shares issuable under stock options........................    471       972    2,124
                                                             =====    ======    =====
Shares of nonvested restricted stock.......................  1,429     1,119      873
                                                             =====    ======    =====
Shares potentially issuable upon conversion of Series B and
  D preferred stock........................................  8,565    14,413       --
                                                             =====    ======    =====

12.  VALUATION AND QUALIFYING ACCOUNTS

     Accounts Receivable Reserves and Allowances:

                                                           ADDITIONS
                                             BALANCE AT    CHARGED TO    DEDUCTIONS
                                            BEGINNING OF     INCOME     (PRINCIPALLY  BALANCE AT
PERIOD                                          YEAR       STATEMENT    WRITE-OFFS)   END OF YEAR
------                                      ------------   ----------   ------------  -----------
Year ended April 30, 1998.................    $ 47,178      $165,252     $ (62,430)    $150,000
Year ended April 30, 1999.................    $150,000      $112,418     $ (82,858)    $179,560
Year ended April 30, 2000.................    $179,560      $ 80,838     $(106,334)    $154,064

13.  INITIAL PUBLIC OFFERING AND FOLLOW ON OFFERING

     The Company completed its Initial Public Offering of 3,400,000 shares of common stock in October 1999 raising approximately $49.5 million, net of offering and distribution costs. MCK Communications, Inc. is listed on the NASDAQ National Market under the symbol "MCKC."

                            MCK COMMUNICATIONS, INC.

     Upon completion of the Initial Public Offering, the Company redeemed 14,985,733, 28,505, and 20,000 shares of Series A, Series C and Series E Redeemable Preferred Stock, respectively. The aggregate redemption price for the Series A, Series C and Series E preferred stock was $19,070,164, $3,147,487 and $2,586,793, respectively. In addition, 3,968,384 shares of Series B Redeemable Preferred Stock were converted into 6,102,195 shares of the Company's common stock and 1,672,354 shares of Series D Redeemable Preferred Stock were converted into 2,575,015 shares of the Company's common stock.

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

     On April 7, 2000, the Company completed a follow-on Public Offering of 2,750,000 shares of common stock, 1,250,000 of which were sold by the Company and 1,500,000 of which were sold by certain stockholders. The Company received approximately $47.1 million, net of offering and distribution costs. The Company did not receive any proceeds on the sale of shares by its stockholders.

14.  LEGAL PROCEEDINGS

     On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a Complaint in Massachusetts State Court against the Company (The "Complaint"). In the Complaint, entitled Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment and certain restricted stock and stock option agreements executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks damages as well as declaratory and injunctive relief, including the right to purchase restricted stock and exercise stock options. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart's complaint. We are unable at this time to estimate the probability of a favorable or unfavorable outcome or to estimate the amount of any losses in the event of an unfavorable outcome.

15.  SEGMENTS

     Information about the Company's revenue and long-lived assets by geographic area is as follows:

                                                                         APRIL 30,
                                                           --------------------------------------
                                                              1998         1999          2000
                                                           ----------   -----------   -----------
Revenues from external customers:
United States............................................  $4,885,163   $11,653,200   $21,257,032
Canada...................................................   2,124,280     1,664,715     2,892,278
Rest of world............................................     866,336       951,688       933,092
                                                           ----------   -----------   -----------
     Total...............................................  $7,875,779   $14,269,603   $25,082,402
                                                           ----------   -----------   -----------

                                                                     APRIL 30,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Long-lived assets:
United States...............................................  $  599,893   $2,017,744
Canada......................................................     486,511      640,316
                                                              ----------   ----------
     Total..................................................  $1,086,404   $2,658,060
                                                              ==========   ==========

                            MCK COMMUNICATIONS, INC.

16.  SUBSEQUENT EVENTS

     On June 14, 2000 the Company acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. for $11.5 million in cash, 364,601 shares of common stock and assumed stock options. The transaction will be accounted for as a purchase.

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1 (1)      Stock and Note Purchase Agreement, dated as of June 27, 1996 by and among the Registrant, MCK Telecommunications, Inc.,
              Cal Manz, Manz Developments, Inc. and the Investors named
              therein.
 2.2 (1)      Stock Purchase Agreement, dated as of July 16, 1998, by and among the Registrant, and the Purchasers named therein.
 2.3 (2)      Agreement and Plan of Merger, dated June 14, 2000, by and
              among the Registrant, Omni Acquisition Corporation, Troy
              Holdings International, Inc., DTI Holdings, Inc., Digital
              Techniques, Inc. and certain shareholders of DTI Holdings,
              Inc.
 3.1 (1)      Second Amended and Restated Certificate of Incorporation of
              the Registrant (Exhibit No. 3.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
 3.2 (1)      First Amended and Restated By-laws of the Registrant
              (Exhibit No. 3.5 of Registration Statement on Form S-1 (File
              No. 333-85821)).
 4.1 (1)      Specimen certificate for shares of common stock, $.001 par value, of the Registrant.
10.1 (1)      Amended and Restated Stockholders' Agreement, dated July 16,
              1998, among the Registrant and the stockholders named
              therein.
10.2 (1)      Amended and Restated Registration Rights Agreement, dated
              July 16, 1998, among the Registrant and the stockholders
              named therein.
10.3 (1)      Amended and Restated 1996 Stock Option Plan of the
              Registrant.
10.4 (3)      1999 Stock Option and Grant Plan of the Registrant.
10.5 (1)      Form of Stock Restriction Agreement for sale of restricted stock to executive officers (Exhibit No. 10.9 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.6 (1)      Form of Promissory Note for purchase of restricted stock by executive officers (Exhibit No. 10.10 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.7 (1)      Form of Pledge Agreement (Exhibit No. 10.11 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.8 (1)      Form of Promissory Note (Exhibit No. 10.12 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.9 (1)      Lease Agreement between Manz Developments, Inc. and MCK
              Telecommunications, Inc. dated January 1, 1996 (Exhibit No.
              10.13 of Registration Statement on Form S-1 (File No.
              333-85821)).
10.10 (1)     Agreement between the Registrant and Lucent Technologies,
              Inc. effective as of April 30, 1999 (Exhibit No. 10.15 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.11 (1)     Master Support Agreement between the Registrant and Vital
              Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.12 (1)     Amended and Restated Loan and Security Agreement between the
              Registrant and BankBoston, N.A. dated July 1999 (Exhibit No.
              10.17 of Registration Statement on Form S-1 (File No.
              333-85821)).
10.13 (4)     Lease Agreement by and between the Registrant and
              Wellsford/Whitehall Holdings, L.L.C. dated January 10, 2000.
10.13.1       First Amendment to Lease Agreement between the registrant
              and Wellsford/Whitehall Holdings, LLC dated May 25, 2000.
10.13.2       Second Amendment to Lease Agreement between the registrant and Wellsford/Whitehall Holdings, LLC dated May 31, 2000.
10.14         Lease Agreement by and between the Digital Techniques, Inc.
              and Armet Bethany Limited Partnership dated July 7, 1993, as amended April 21, 1995 and further amended December 14,
              1998.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
21.1          Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP.
27.1          Financial Data Schedule.

---------------
+ Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(2) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Report on Form 8-K dated June 28, 2000.

(3) Incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 dated February 4, 2000.

(4) Incorporated by reference to Exhibit No. 10.18 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96235)), which was declared effective on April 4, 2000.