Form 10-Q
period 2000-07-31
MCK COMMUNICATIONS INC
filed 2000-09-14
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             QUARTERLY PERIOD ENDED JULY 31, 2000 OR

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

                117 KENDRICK STREET NEEDHAM, MASSACHUSETTS 02494
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

               YES [X]                NO [ ]

     As of August 31, 2000, there were 19,838,483 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents



PART I -  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at April 30, 2000
          and July 31, 2000                                                   3

          Consolidated Statements of Operations for the
          three months ended July 31, 1999 and 2000                           4

          Consolidated Statements of Cash Flows for the
          three months ended July 31, 1999 and 2000                           5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         13

PART II - OTHER INFORMATION                                                  22

Item 1.   Legal Proceedings                                                  22

Item 6.   Exhibits and Reports on Form 8-K                                   23

Signatures                                                                   24

Part I.  Financial Information
Item 1.  Consolidated Financial Statements


                            MCK Communications, Inc.
                          Consolidated Balance Sheets
                                 (In thousands)



                                                      April 30,        July 31,
                                                        2000             2000
                                                      ---------        --------
                                                                     (Unaudited)


                                     Assets

Current assets:
  Cash and equivalents                                $  55,844       $   7,452
  Marketable securities                                  19,879          51,886
  Accounts receivable, net                                5,018           7,350
  Inventory                                               2,498           3,743
  Prepaids and other current assets                       1,297           2,052
                                                      ---------       ---------
    Total current assets                                 84,536          72,483

Fixed assets, net                                         2,306           2,968
Goodwill and other assets                                   352          24,297
                                                      ---------       ---------
Total assets                                          $  87,194       $  99,748
                                                      =========       =========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $   4,782       $   4,134
  Accrued liabilities                                       328             855
  Accrued compensation and benefits                         621             981
  Taxes payable                                             413             806
  Deferred revenue                                           71              56
                                                      ---------       ---------
    Total current liabilities                             6,215           6,832

Deferred taxes                                               33              33

Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   19,357,369 at April 30, 2000 and
   19,832,049 at July 31, 2000                               19              20
  Additional paid-in capital                            115,802         128,281
  Accumulated deficit                                   (29,213)        (30,499)
  Deferred compensation                                  (4,624)         (3,881)
  Accumulated other comprehensive loss                     (345)           (349)
  Notes receivable from officers                           (693)           (689)
                                                      ---------       ---------
    Total common stockholders' equity                    80,946          92,883
                                                      ---------       ---------
    Total liabilities and stockholders'
       equity                                         $  87,194       $  99,748
                                                      =========       =========



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                                 Unaudited
                                                           Three Months Ended
                                                                 July 31,
                                                        ------------------------
                                                          1999           2000
                                                          ----           ----

Revenues                                                $  4,523       $ 10,042
Cost of goods sold                                         1,691          3,812
                                                        --------       --------
Gross profit                                               2,832          6,230

Operating expenses:
  Research and development (excluding amortization
    of stock based compensation of $385 and
    $223 at July 31, 1999 and 2000, respectively.)           964          2,007
  Sales and marketing (excluding amortization of
    stock based compensation of $431 and $338 at
    July 31, 1999 and 2000, respectively.)                 1,347          2,965
  General and administrative (excluding amortization
    of stock based compensation of $298 and $182 at
    July 31, 1999 and 2000, respectively.)                   494            956
  Amortization of stock based compensation                 1,114            743
  Amortization of goodwill and other intangibles              --          1,333
                                                        --------       --------
     Total operating expenses                              3,919          8,003
                                                        --------       --------

Loss from operations                                      (1,087)        (1,774)
Other income (expense):
  Interest expense                                           (90)            (8)
  Interest income                                             24            966
  Other expense, net                                         (29)            (5)
                                                        --------       --------
     Total other income (expense)                            (95)           953
                                                        --------       --------
Loss before provision for income taxes and dividends
  on redeemable preferred stock of subsidiary             (1,182)          (821)
Provision for income taxes                                    --            465
Dividends on redeemable preferred stock of subsidiary         50             --
                                                        --------       --------
Net loss                                                  (1,232)        (1,286)
Dividends on redeemable preferred stock                      551             --
                                                        --------       --------
Loss applicable to common stock                         $ (1,783)      $ (1,286)
                                                        ========       ========
Basic net loss per share                                $  (0.41)      $  (0.07)
                                                        ========       ========
Shares used in computing basic net loss per share          4,304         18,828
                                                        ========       ========
Pro-forma basic net loss per share                      $  (0.13)      $  (0.07)
                                                        ========       ========
Shares used in computing pro-forma basic net loss
  per share                                               12,976         18,828
                                                        ========       ========



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                Unaudited
                                                            Three Months Ended
                                                                 July 31,
                                                            ------------------
                                                            1999          2000
                                                            ----          ----

Cash flows from operating activities:
   Net loss                                               $ (1,232)    $ (1,286)
   Depreciation                                                132          354
   Amortization of goodwill and intangibles                     --        1,333

   Stock based compensation                                  1,114          743
   Dividends accrued on subsidiary preferred stock              50           --
   Changes in operating assets and liabilities:
      Accounts receivable                                     (243)      (1,231)
      Inventory                                                248         (446)
      Prepaids and other current assets                        (80)         304
      Other assets                                              --           65
      Accounts payable                                           6       (1,068)
      Accrued liabilities                                      326          (22)
      Taxes payable                                             --          394
      Accrued compensation and benefits                        (91)      (1,250)
      Deferred revenue                                          26          (15)
                                                          --------     --------
Net cash provided (used) in operating activities               256       (2,125)


Cash flows from investing activities:
    Purchases of property and equipment                       (136)        (722)
    Acquisition of business, net of cash acquired               --      (12,623)
    Purchases of marketable securities                          --      (32,007)
                                                          --------     --------
Net cash used in investing activities                         (136)     (45,352)


Cash flows from financing activities:
    Net proceeds from issuance of preferred stock               (4)          --
    Net proceeds from issuance of common stock                  --          (59)
    Proceeds from option exercises                              --           43
    Increase (decrease) in short term borrowings               230         (866)
                                                          --------     --------
Net cash provided (used) in financing activities               226         (882)


Effect of exchange rate change on cash                         (35)         (33)
                                                          --------     --------

Net increase (decrease) in cash and equivalents                311      (48,392)
Cash and equivalents, beginning of period                    3,285       55,844
                                                          --------     --------
Cash and equivalents, end of period                       $  3,596     $  7,452
                                                          ========     ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                    $     --     $      8
Common shares issued in acquisition of DTIH                     --       12,500
Dividends on non-subsidiary preferred                          502           --
Sale of restricted stock                                       613           --
Dividends to Manz Development, Inc.                            100           --




     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2000 and the operating results and cash flows for the three months ended July 31, 2000 and 1999. The balance sheet at April 30, 2000 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three months ended July 31, 2000 are not necessarily indicative of the results to be achieved in future quarters or the year ended April 30, 2001.

b.      CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less.

c.      INVESTMENTS

The Company's investments consist primarily of commercial paper and money market instruments with maturities of less than a year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized losses reported in other comprehensive income. Unrealized losses relating to those available-for-sale securities were $13,141 at July 31, 2000. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

d.      REVENUE RECOGNITION

Revenues from product sales to customers are recognized upon shipment. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs, which amounts to date have not been significant.

The Company recognizes service revenues as the service is provided. Maintenance revenues are deferred and recognized ratably over the contract period. Service and maintenance revenues have not been material.

e.      COMPREHENSIVE INCOME (LOSS)

During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three months ended July 31, 2000, MCK's comprehensive loss was $1.28 million, compared to a comprehensive loss of $1.27 million for three months ended July 31, 1999. Other than the Company's net loss, there are no material components of the reported comprehensive loss.

f.      NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, with no consideration given for any potentially dilutive securities.

The Company issued 3,400,000 shares of common stock and converted all of its outstanding convertible preferred stock to common stock on October 22, 1999, the date of the Company's initial public offering. The Company also issued an additional 255,000 shares of common stock on November 22, 1999 to cover the over-allotment. On April 7, 2000 the Company issued 1,250,000 shares of common stock in a follow-on offering and on June 14, 2000 issued 364,601 shares of common stock in connection with the acquisition of DTI Holdings, Inc. The net loss per share calculations have been appropriately weighted to reflect these activities, where necessary. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from conversion of stock options and restricted stock are antidilutive

Pro forma basic net loss per share for July 31, 1999 has been calculated assuming the conversion of preferred stock into an equivalent number of common shares as if the shares had converted at the later of the beginning of the 1999 fiscal year or on the dates of their issuance.

g.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have not assessed the impact, if any, of SAB 101 on our financial results.

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal 2002. Had the Company implemented SFAS No. 133 for the current reporting period, there would have been no material effect on operational results.

NOTE 2. PUBLIC OFFERING OF SECURITIES

The Company completed its initial public offering of 3,400,000 shares of common stock in October 1999, raising approximately $49.5 million, net of offering expenses. MCK Communications, Inc. is listed on the NASDAQ National Market under the symbol "MCKC".

On November 22, 1999, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 255,000 shares of the Company's common stock. The Company received an additional $3.8 million, net of underwriting discounts and commissions, in this transaction. Additionally, certain stockholders sold 255,000 shares of their stock in the Company. The Company did not receive any proceeds on such sales by its stockholders.

On April 7, 2000, the Company completed a follow-on public offering of 1,250,000 shares of common stock, raising approximately $46.7 million, net of offering expenses. Additionally, certain stockholders sold 1,500,000 shares of their stock in the Company. The Company did not receive any proceeds on such sales by its stockholders.

NOTE 3. INVENTORY

Inventory consisted of (in 000's):



                           April 30,            July 31,
                             2000                 2000
                           ---------           -----------
                                               (Unaudited)

Raw materials                $  898               $1,470
Work-in-process               1,309                1,232
Finished goods                  291                1,041
                             ------               ------
                             $2,498               $3,743

NOTE 4. ACQUISITION OF BUSINESS

On June 14, 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. ("DTIH"), its wholly owned subsidiary Digital Techniques, Inc ("DTI") and certain other assets for $12.6 million in cash, including transaction costs and 364,601 shares of common stock and assumed stock options with a fair market value of $12.5 million. The transaction will be accounted for as a purchase in accordance with Accounting Principals Board ("APB") Opinion 16
- "Business Combinations" and APB 17 - "Intangible Assets". The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company has made a preliminary allocation of the purchase price and expects to finalize such allocation in the next quarter. Goodwill and associated intangibles resulting from the acquisition will be amortized over a period not to exceed five years. During the period ended July 31, 2000, the Company recorded a $694,000 in-process research and development charge to fully write off the value associated with projects that were yet to be completed or released from beta testing.

The consolidated results of operations for the three months ended July 31, 2000 include DTIH's results from June 14, 2000.

Assuming the acquisition of DTIH occurred at the beginning of the three month periods ended July 31, 1999 and 2000, on a pro-forma basis, the company would have reported revenues of $8.3 million and $11.4 million, net losses of $2.35 million and $4.28 million and basic net loss per share of $0.50 and $0.23 during the 3 months ended July 31, 1999 and 2000, respectively. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.

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

OVERVIEW

MCK Communications is a leading provider of products for corporate telephone systems that enable corporations to extend the features and applications of those systems, which are known as private branch exchanges or PBX's, from the corporate office to remote branch offices and telecommuters over geographically dispersed public and private data networks. PBX systems are the most commonly used corporate telephone systems and deliver features such as three- or four-digit internal dialing and call forwarding and applications such as voicemail, automatic call distribution and interactive voice response. Our EXTender products cost-effectively deliver a unified enterprise-wide voice network by enabling the PBX to function as a corporate voice server that transmits voice and PBX applications to remote locations over corporations' existing data networks. In addition our products reduce the total cost of ownership by utilizing corporations current investment in voice and data equipment, and streamline network administration through the utilization of industry standard network management techniques.

We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have development centers in Allen, Texas and Calgary, Canada. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels.

On June 14, 2000, we acquired DTI Holdings, Inc ("DTIH") and its wholly owned subsidiary Digital Techniques, Inc. ("DTI") and certain other assets for $12.6 million in cash, including transaction costs, 364,601 shares of common stock and assumed stock options. DTI designs, manufactures, distributes and supports a comprehensive suite of digital to analog recording gateways which complement the Company's existing products. Based in Allen, Texas, DTI has approximately 50 employees and maintains a 20,000 square foot facility. Consistent with our current manufacturing model, DTI's performs final assembly and test of its recording gateway products at its facility and we plan to transition the manufacturing operations for our single user products, which are currently manufactured in Canada, to our Texas facility over the next two quarters.

Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog gateway products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products and digital-to-analog recording gateways may decline as a percentage of our revenues. While MCK is developing future products, including remote voice access products that operate over broadband networks, and is recruiting additional OEM and channel partners, there can be no assurance that we will be successful in these efforts or that they will have a positive impact on our revenues.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:



                                                            Three Months Ended
                                                                July 31,
                                                            ------------------
                                                             1999        2000
                                                             ----        ----

Revenues                                                    100.0%       100.0%
Cost of goods sold                                           37.4%        38.0%
                                                            -----        -----
Gross profit                                                 62.6%        62.0%

Operating expenses:

   Research and development                                  21.3%        20.0%
   Sales and marketing                                       29.8%        29.5%
   General and administrative                                10.9%         9.5%
   Amortization of stock based compensation                  24.6%         7.4%
   Amortization of goodwill and other intangibles              --         13.3%
                                                            -----        -----
     Total operating expenses                                86.6%        79.7%
                                                            -----        -----

Loss from operations                                        (24.0)%      (17.7)%
Other income (expense):
   Interest expense                                          (2.0)%       (0.0)%
   Interest income                                            0.1%         9.6%
   Other (income) expense, net                               (0.1)%       (0.0)%
                                                            -----        -----
     Total other (income) expense                            (2.1)%        9.5%
                                                             -----        -----
Loss before provision for income taxes and
  dividends on redeemable preferred stock of
  subsidiary                                                (26.1)%       (8.2)%
                                                             =====        =====


THREE MONTHS ENDED JULY 31, 2000 AND 1999

Revenues. Revenues increased from $4.5 million for the three months ended July 31, 1999 to $10.0 million for the three months ended July 31, 2000, an increase of $5.5 million or 122%. This increase was primarily due to the increased sales of our multi-user remote voice access products, which accounted for approximately $5.3 million or 52% of revenues during the three months ended July 31, 2000, compared to $1.7 million or 37.6% of revenues in the three months ended July 31, 1999. We expect revenues from our current single-user products and recording gateways to decrease as a percentage of revenues as we grow sales of our multi-user products and our next generation single-user products. We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years announced in March 2000 that it plans to divest its PBX unit into a standalone business named Aviya. It is unclear what impact this divestiture may have on our revenues in future quarters.

Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $1.7 million for the three months ended July 31, 1999 to $3.8 million for the three months ended July 31, 2000, an increase of $2.1 million or 125.4%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased slightly from 62.6% for the three months ended July 31, 1999 to 62.0% for the three months ended July 31,

2000. The decrease in gross margin was primarily attributable to increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our EXTender 3200 for IDSL and 24-port gateway products. We do not expect the trend of decreasing margins to continue in future quarters as we expect higher margin multi-user products and cost saving measures to offset rising component costs, increased pricing pressures, and increased manufacturing overhead costs related to new product introductions.

Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $1.0 million for the three months ended July 31, 1999 to $2.0 million for the three months ended July 31, 2000, an increase of $1.0 million or 108.3%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the three months ended July 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 21.3% to 20.0% as a result of increased revenues. Because we will continue to enhance existing products and fund new product development initiatives, we expect research and development expenses to increase both in real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures in our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $1.3 million for the three months ended July 31, 1999 to $3.0 million for the three months ended July 31, 2000, an increase of $1.6 million or 120%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities aimed at driving demand for our products. For the three months ended July 31, 1999 and 2000, sales and marketing expenses decreased as a percentage of revenues from 29.8% to 29.5%. We intend to pursue sales and marketing campaigns aggressively and increase our sales force headcount and, therefore, expect these expenses to increase in the future.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $494,000 for the three months ended July 31, 1999 to $1.0 million for the three months ended July 31, 2000, an increase of $463,000 or 93.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, and, to a lesser extent, professional service costs. For the three months ended July 31, 1999 and 2000, general and administrative expenses decreased as a percentage of revenues from 10.9% to 9.5%. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $10.2 million. In January 2000, deferred compensation was reduced by $531,000 in connection with the cancellation of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. we expensed $1.1 million and $743,000 of deferred stock-based compensation in the three months ended July 31, 1999 and 2000, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles will be amortized over a period not to exceed 5 years and will impact our operating results through fiscal 2005. During the three months ended July 31, 2000, we amortized $639,000 of goodwill and wrote off $694,000 of in-process research and development costs.

Other income (expense). Other income (expense), consists primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense), net improved from an expense of $95,000 for the three months ended July 31, 1999 to income of $953,000 for the three months ended July 31, 2000, an improvement of $1.0 million. Interest expense, offset by interest income, improved from an expense of $66,000 for the three months ended July 31,1999 to income of $958,000 for the three months ended July 31, 2000. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange losses for the three months ended July 31, 1999 were $29,000 compared to a loss of $5,000 for the three months ended July 31, 2000. The reduction in the loss was primarily related to lower inter-company balances which are exposed to exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, our principal sources of liquidity consisted of cash and equivalents of $7.5 million and short-term investments of $51.9 million, this represents a decrease in cash and equivalents and short-term investments of $16.4 million compared to April 30, 2000. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash used in operations was $2.2 million for the three months ended July 31, 2000. Cash used by operations was primarily related to an increase in accounts receivable of $1.2 million, a decrease in accounts payable of $1.1 million, a decrease in accrued compensation of $1.3 million and was partially offset by net income adjusted to exclude non cash stock based compensation charges and depreciation and amortization of $1.1 million. Net cash used in investing activities was $45.3 million. We used $32.0 million to purchase short-term investments and $12.6 million in cash to purchase DTIH and certain other assets. Net cash used in financing activities was $882,000 for the three months ended July, 31, 2000. Cash used in financing activities was primarily related to a reduction in DTI's short-term debt of $866,000.

We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

YEAR 2000 COMPLIANCE

In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. We expensed approximately $100,000 during the year ended April 30, 2000 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The majority of our products do not have time keeping capabilities and are therefore, by default, Year 2000 compliant. Only our Branch Office EXTender 6000 and PBXgateway products have internal clocks, and we believe such product lines are Year 2000 compliant. However, our products are generally integrated into networks involving sophisticated hardware and software products provided by other vendors. Each of our customers' solutions involves different combinations of third-party products and we cannot evaluate whether all of the third-party products are Year 2000 compliant. We have not experienced nor do we expect any significant Year 2000 problems to arise with our products. We have generally represented to our indirect channel partners and end users that our products are Year 2000 compliant, and if that turns out to be untrue, these parties may make claims against us that may result in litigation or contract terminations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $600,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2000, this revenue accounted for 11.5% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at July 31, 2000, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of $100,000.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the last thirteen fiscal quarters, our net results of operations have ranged from a net loss of $443,000 to a net loss of $2.0 million. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

We currently use four independent manufacturers, Celestica, Electronic Manufacturing Group, Mack Technologies, and OEM Worldwide to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips is particularly strong and may lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

OUR ABILITY TO SUSTAIN OR GROW OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO PROVIDE ADEQUATE CUSTOMER SUPPORT

Our ability to continue to grow and to retain current and future customers depends in part upon the quality of our customer support operations. We have entered into an arrangement with a third-party customer support firm to provide some of our customer support functions. Failure to offer adequate customer support, either directly or through third parties, or failure to properly integrate third-party services into our customer support framework could materially and adversely affect our reputation and cause demand for our products to decline.

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

We currently derive substantially all of our revenues from our product family of remote voice access equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, we expect our multi-user products, next generation single user products and our recently announced gateway products will account for a substantial portion of our revenues in the foreseeable future. Factors that could affect sales of our products include:

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE YOUR PURCHASE PRICE

The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to factors such as:

     -    changes in general market conditions;

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

     - sales of a large number of shares of our common stock in the public market or the perception that such sales could occur and;

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

We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At July 31, 2000, we employed 189 employees, and we expect the number of our employees to increase significantly in the future. Further significant expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, our senior management team has been with us for less than three years. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations:

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

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

           (a) Exhibits

               Exhibit 27.1 - Financial Data Schedule

           (b) Reports on Form 8-K

               On August 28, 2000 we filed an amendment to Form 8-K which was filed to report the acquisition of DTIH on June 14, 2000. The amendment includes historical financial information for DTIH as required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2000

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