Form 10-Q
period 2000-10-31
MCK COMMUNICATIONS INC
filed 2000-12-15
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
             QUARTERLY PERIOD ENDED OCTOBER 31, 2000 OR

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

               YES [X]                NO [ ]

     As of November 30, 2000, there were 19,965,932 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents



PART I -  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at April 30, 2000
          and October 31, 2000                                                3

          Consolidated Statements of Operations for the
          three and six months ended October 31, 1999 and 2000                4

          Consolidated Statements of Cash Flows for the
          six months ended October 31, 1999 and 2000                          5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         14

PART II - OTHER INFORMATION                                                  23

Item 1.   Legal Proceedings                                                  23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 6.   Exhibits and Reports on Form 8-K                                   23

Signatures                                                                   24

Part I.  Financial Information
Item 1.  Consolidated Financial Statements


                            MCK Communications, Inc.
                          Consolidated Balance Sheets
                                 (In thousands)



                                                      April 30,      October 31,
                                                        2000             2000
                                                      ---------      -----------
                                                                     (Unaudited)


                                     Assets

Current assets:
  Cash and equivalents                                $  55,844       $   9,757
  Marketable securities                                  19,879          50,562
  Accounts receivable, net                                5,018           8,073
  Inventory                                               2,498           3,961
  Prepaids and other current assets                       1,297           2,368
                                                      ---------       ---------
    Total current assets                                 84,536          74,721

Fixed assets, net                                         2,306           3,227
Goodwill and other assets                                   352          23,172
                                                      ---------       ---------
Total assets                                          $  87,194       $ 101,120
                                                      =========       =========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $   4,782       $   5,277
  Accrued liabilities                                       328             654
  Accrued compensation and benefits                         621           1,251
  Taxes payable                                             413           1,327
  Deferred revenue                                           71              36
                                                      ---------       ---------
    Total current liabilities                             6,215           8,545

Deferred taxes                                               33              33

Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   19,357,369 at April 30, 2000 and
   19,965,155 at October 31, 2000                            19              20
  Additional paid-in capital                            115,802         128,349
  Accumulated deficit                                   (29,213)        (31,468)
  Deferred compensation                                  (4,624)         (3,247)
  Accumulated other comprehensive loss                     (345)           (423)
  Notes receivable from officers                           (693)           (689)
                                                      ---------       ---------
    Total stockholders' equity                           80,946          92,542
                                                      ---------       ---------
    Total liabilities and stockholders'
       equity                                         $  87,194       $ 101,120
                                                      =========       =========

     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                   Unaudited                  Unaudited
                                                               Three Months Ended          Six Months Ended
                                                                   October 31,                October 31,
                                                             ----------------------      ----------------------
                                                               1999          2000          1999          2000
                                                             --------      --------      --------      --------

Revenues                                                     $  5,521      $ 11,768      $ 10,043      $ 21,811
Cost of goods sold                                              2,028         4,489         3,718
                                                                                                          8,302
                                                             --------      --------      --------      --------
Gross profit                                                    3,493         7,279         6,325        13,509

Operating expenses:
   Research and development (excluding amortization of
     stock based compensation of $474, $208, $928, and
     $430 for the three and six month periods ended
     October 31, 1999 and 2000, respectively)                   1,178         2,318         2,142         4,324
   Sales and marketing (excluding amortization of stock
     based compensation of $510, $264, $872, and $602
     for the three and six month periods ended
     October 31, 1999 and 2000, respectively)                   1,625         3,292         2,972         6,257
   General and administrative (excluding amortization of
     stock based compensation of $316, $162, $614, and
     $345 for the three and six month periods ended
     October 31, 1999 and 2000, respectively)                     599         1,040         1,092         1,996
   Amortization of stock based compensation                     1,300           634         2,414         1,377
   Amortization of goodwill and other intangibles                  --         1,296            --         2,629
                                                             --------      --------      --------      --------
     Total operating expenses                                   4,702         8,580         8,620        16,583
                                                             --------      --------      --------      --------

Loss from operations                                           (1,209)       (1,301)       (2,295)       (3,074)
Other income (expense):
   Interest expense                                               (91)           --          (181)           (9)
   Interest income                                                 27         1,033            51         1,999
   Other income (expense), net                                     67           (65)           38           (70)
                                                             --------      --------      --------      --------
     Total other income (expense)                                   3           968           (92)        1,920
                                                             --------      --------      --------      --------
Loss before provision for income taxes and dividends
   on redeemable preferred stock of subsidiary                 (1,206)         (333)       (2,387)       (1,154)
Provision for income taxes                                         --           636            --         1,100
Dividends on redeemable preferred stock of
   subsidiary                                                      46            --            97            --
                                                             --------      --------      --------      --------
Net loss                                                       (1,252)         (969)       (2,484)       (2,254)
Dividends on redeemable preferred stock                           734            --         1,285            --
                                                             --------      --------      --------      --------
Loss applicable to common stock                              $ (1,986)     $   (969)     $ (3,769)     $ (2,254)
                                                             ========      ========      ========      ========

Basic net loss per share                                     $  (0.34)     $  (0.05)     $  (0.74)     $  (0.12)
                                                             ========      ========      ========      ========
Shares used in computing basic
   net loss per share                                           5,846        19,255         5,075        19,041
                                                             ========      ========      ========      ========
Pro-forma basic net loss per share                           $  (0.15)     $  (0.05)     $  (0.28)     $  (0.12)
                                                             ========      ========      ========      ========
Shares used in computing pro-forma
   basic net loss per share                                    13,580        19,255        13,278        19,041


The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                   Unaudited
                                                                Six Months Ended
                                                                    October 31,
                                                              --------------------
                                                               1999          2000
                                                              ------        ------

Cash flows from operating activities:
   Net loss                                                  $ (2,484)    $ (2,254)
   Depreciation                                                   303          756
   Amortization of goodwill and intangibles                        --        2,629
   Stock based compensation                                     2,414        1,377
   Dividends accrued on subsidiary preferred stock                 97           --
   Changes in operating assets and liabilities:
      Accounts receivable                                        (992)      (1,954)
      Inventory                                                  (356)        (865)
      Prepaids and other current assets                          (284)         (85)
      Other assets                                                 --          170
      Accounts payable                                          1,242           75
      Accrued liabilities                                         716         (224)
      Taxes payable                                                --          914
      Accrued compensation and benefits                           (49)        (980)
      Deferred revenue                                             37          (34)
                                                             --------     --------
Net cash provided by (used) in operating activities               644         (475)

Cash flows from investing activities:
    Purchases of property and equipment                          (482)      (1,343)
    Acquisition of business, net of cash acquired                  --      (12,623)
    Purchases of marketable securities                             --      (30,683)
                                                             --------     --------
Net cash used in investing activities                            (482)     (44,649)

Cash flows from financing activities:
    Redemption of subordinated debt                            (2,500)          --
    Redemption of Series A redeemable preferred stock         (19,070)          --
    Redemption of Series C redeemable preferred stock          (3,147)          --
    Redemption of Series E redeemable preferred stock          (2,587)          --
    Net proceeds from issuance of common stock                 49,974          (59)
    Proceeds from option exercises                                  6          111
    Increase (decrease) in short term borrowings                  230         (866)
                                                             --------     --------
Net cash provided by (used) in financing activities            22,906         (814)

Effect of exchange rate change on cash                            (63)        (149)
                                                             --------     --------

Net increase (decrease) in cash and equivalents                23,005      (46,087)
Cash and equivalents, beginning of period                       3,285       55,844
                                                             --------     --------
Cash and equivalents, end of period                          $ 26,290     $  9,757
                                                             ========     ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                       $     30     $      9
Common shares issued in acquisition of DTIH                        --       12,500
Dividends on non-subsidiary preferred                           1,285           --
Sale of restricted stock                                          687           --
Dividends to Manz Development, Inc.                                97           --
Conversion of Series B and D redeemable preferred shares
  to common                                                     4,908           --


The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2000 and the operating results and cash flows for the three and six months ended October 31, 2000 and 1999. The balance sheet at April 30, 2000 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and six months ended October 31, 2000 are not necessarily indicative of the results to be achieved in future quarters or the year ending April 30, 2001.

b.      CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less.

c.      INVESTMENTS

The Company's investments consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized losses reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.
Unrealized gains relating to those available-for-sale securities were $1,096 at October 31, 2000. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income

d.      REVENUE RECOGNITION

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

e.      COMPREHENSIVE INCOME (LOSS)

During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three and six months ended October 31, 2000, MCK's comprehensive loss was $1.04 million and $2.33 million, respectively, compared to a comprehensive loss of $2.02 million and $3.85 million, respectively for three and six months ended October 31, 1999. Other than the Company's net loss, there are no material components of the reported comprehensive loss.

f.      NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, with no consideration given for any potentially dilutive securities.

The Company issued 3,400,000 shares of common stock and converted all of its outstanding convertible preferred stock to common stock on October 22, 1999, the date of the Company's initial public offering. The Company also issued an additional 255,000 shares of common stock on November 22, 1999 to cover the over-allotment. On April 7, 2000 the Company issued 1,250,000 shares of common stock in a follow-on offering and on June 14, 2000 issued 364,601 shares of common stock in connection with the acquisition of DTI Holdings, Inc. The net loss per share calculations have been appropriately weighted to reflect these activities, where necessary. No diluted loss per share information has been presented in the accompanying consolidated statements of operations since potential common shares from conversion of stock options and restricted stock are antidilutive

Pro forma basic net loss per share for three and six months ended October 31, 1999 has been calculated assuming the conversion of preferred stock into an equivalent number of common shares as if the shares had converted at the later of the beginning of the 1999 fiscal year or on the dates of their issuance.

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

In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has adopted FIN 44 and effects of the adoption are reflected in the financial statements of the Company as of October 31,2000.

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

NOTE 3. INVENTORY

Inventory consisted of (in 000's):

                           April 30,          October 31,
                             2000                 2000
                           ---------           -----------
                                               (Unaudited)
Raw materials                $  898               $1,772
Work-in-process               1,309                1,159
Finished goods                  291                1,030
                             ------               ------
                             $2,498               $3,961

NOTE 4. ACQUISITION OF BUSINESS

On June 14, 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. ("DTIH"), its wholly owned subsidiary Digital Techniques, Inc ("DTI") and certain other assets for $12.6 million in cash, including transaction costs, and 364,601 shares of common stock and assumed stock options with a fair market value of $12.5 million. The transaction has been accounted for as a purchase in accordance with Accounting Principals Board ("APB") Opinion 16 - "Business Combinations" and APB 17 - "Intangible Assets". The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $2.5 million of the purchase price to tangible assets, $22.2 million to goodwill and related intangibles, and $694,000 to in-process development. Goodwill and associated intangibles resulting from the acquisition are being amortized over a period not to exceed five years. During the period ended July 31, 2000, the Company recorded a $694,000 in-process research and development charge to fully write off the value associated with projects that were yet to be completed or released from beta testing.

The consolidated results of operations for the three months ended October 31, 2000 include DTIH's results for the entire period and the results for the six months ended October 31, 2000 include DTIH's results from June 14, 2000. Assuming the acquisition of DTIH occurred On May 1, 1999, on a pro-forma basis, the company would have reported revenues of $8.3 million and $16.7 million, net losses of $3.0 million and $5.3 million and basic net loss per share of $0.48 and $0.98 for the three and six months ended October 31, 1999 respectively. Assuming the acquisition occurred on May 1, 2000, on a pro-forma basis, the company would have reported revenues of $23.2 million, net losses of $4.6 million and basic net loss per share of $0.24 during the six months ended October 31, 2000. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.

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

We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have development centers in Allen, Texas and Calgary, Canada. We outsource our manufacturing to four contract manufacturers. Certain manufacturers provide full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services. Other manufacturers provide us with printed circuit assemblies which we then assemble and test prior to shipping to our customers. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels.

On June 14, 2000, we acquired DTI Holdings, Inc ("DTIH") and its wholly owned subsidiary Digital Techniques, Inc. ("DTI") and certain other assets for $12.6 million in cash, including transaction costs, 364,601 shares of common stock and assumed stock options. DTI designs, manufactures, distributes and supports a comprehensive suite of digital to analog recording gateways which complement the Company's existing products. Based in Allen, Texas, DTI has approximately 50 employees and maintains a 20,000 square foot facility. Consistent with our current manufacturing model, DTI's performs final assembly and test of its recording gateway products at its facility and are currently transitioning our test and assembly operations for our single user products, which are currently manufactured in Canada, to our Texas facility. We expect this transition to be complete by no later than February 2001.

Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog gateway products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial portion of our revenues. While MCK is developing future products, including remote voice access products that operate over broadband networks, and is recruiting additional OEM and channel partners, there can be no assurance that we will be successful in these efforts or that they will have a positive impact on our revenues.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                     Three Months Ended       Six Months Ended
                                                         October 31,             October 31,
                                                     ------------------      -------------------
                                                      1999         2000       1999        2000
                                                     -------     -------     -------     -------

Revenues                                             100.0 %     100.0 %     100.0 %     100.0 %
Cost of goods sold                                    36.7 %      38.1 %      37.0 %      38.1 %
                                                     -------     -------     -------     -------
Gross profit                                          63.3 %      61.9 %      63.0 %      61.9 %

Operating expenses:

   Research and development                           21.3 %      19.7 %      21.3 %      19.8 %
   Sales and marketing                                29.4 %      28.0 %      29.6 %      28.7 %
   General and administrative                         10.8 %       8.8 %      10.9 %       9.2 %
   Amortization of stock based compensation           23.5 %       5.4 %      24.0 %       6.3 %
   Amortization of goodwill and other intangibles      0.0 %      11.0 %       0.0 %      12.1 %
                                                     -------     -------     -------     -------
     Total operating expenses                         85.2 %      72.9 %      85.8 %      76.1 %
                                                     -------     -------     -------     -------

Loss from operations                                 (21.9)%     (11.0)%     (22.9)%     (14.2)%
Other income (expense):
   Interest expense                                   (1.6)%       0.0 %      (1.8)%       0.0 %
   Interest income                                     0.5 %       8.8 %       0.5 %       9.2 %
   Other income (expense), net                         1.2 %      (0.6)%       0.4 %      (0.3)%
                                                     -------     -------     -------     -------
     Total other income (expense)                      0.1 %       8.2 %      (0.9)%       8.9 %
                                                     -------     -------     -------     -------
Loss before dividends on redeemable
  preferred stock of subsidiary                      (21.8)%      (2.8)%     (23.8)%      (5.3)%
                                                     =======     =======     =======     =======


THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

Revenues. Revenues increased from $5.5 million for the three months ended October 31, 1999 to $11.8 million for the three months ended October 31, 2000, an increase of $6.2 million or 113.1%. This increase was primarily due to the increased sales of our multi-user products, which accounted for approximately $6.2 million or 53% of revenues during the three months ended October 31, 2000, compared to $2.6 million or 47% of revenues in the three months ended October 31, 1999. We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years, divested its PBX unit into a standalone business named Avaya. It is unclear what impact this divestiture may have on our revenues in future quarters.

Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $2.0 million for the three months ended October 31, 1999 to $4.5 million for the three months ended October 31, 2000, an increase of $2.5 million or 121.4%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased slightly from 63.3% for the three months ended October 31, 1999 to 61.9% for the three months ended October 31, 2000. The decrease in gross margin was primarily attributable to increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our 24-port gateway products. We do not expect the trend of decreasing margins to continue in future quarters as we expect higher margin multi-user products and cost saving measures to offset rising component costs, increased pricing pressures, and increased manufacturing overhead costs related to new product introductions.

Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $1.2 million for the three months ended October 31, 1999 to $2.3 million for the three months ended October 31, 2000, an increase of $1.1 million or 96.8%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the three months ended October 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 21.3% to 19.7% as a result of increased revenues. Because we will continue to enhance existing products and fund new product development initiatives, we expect research and development expenses to increase both in real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures in our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $1.6 million for the three months ended October 31, 1999 to $3.3 million for the three months ended October 31, 2000, an increase of $1.7 million or 102.6%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities aimed at driving demand for our products. For the three months ended October 31, 1999 and 2000, sales and marketing expenses decreased as a percentage of revenues from 29.4% to 28.0%. We intend to pursue sales and marketing campaigns aggressively and increase our sales force headcount and, therefore, expect these expenses to increase in the future.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $599,000 for the three months ended October 31, 1999 to $1.0 million for the three months ended October 31, 2000, an increase of $441,000 or 73.6%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, and, to a lesser extent, professional service costs. For the three months ended October 31, 1999 and 2000, general and administrative expenses decreased as a percentage of revenues from 10.8% to 8.8%. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $10.2 million. In January 2000, deferred compensation was reduced by $531,000 in connection with the cancellation of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $1.3 million and $634,000 of deferred stock-based compensation in the three months ended October 31, 1999 and 2000, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles will be amortized over a period not to exceed 5 years and will impact our operating results through fiscal 2005. During the three months ended October 31, 2000, we amortized $1.3 million of goodwill and related intangibles.

Other income (expense). Other income (expense), consists primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense), net improved from an income of $3,000 for the three months ended October 31, 1999 to income of $1.0 million for the three months ended October 31, 2000, an improvement of approximately $1.0 million. Interest expense, offset by interest income, improved from an expense of $64,000 for the three months ended October 31,1999 to income of $1.0 million for the three months ended October 31, 2000. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange gains for the three months ended October 31, 1999 were $67,000 compared to a loss of $65,000 for the three months ended October 31, 2000. The increased loss was primarily related to a weakening of the Canadian Dollar against the U.S. Dollar.

SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999

Revenues. Revenues increased from $10.0 million for the six months ended October 31, 1999 to $21.8 million for the six months ended October 31, 2000, an increase of $11.8 million or 117.2%. This increase was primarily due to the increased sales of our multi-user remote voice access products, which accounted for approximately $11.9 million or 54% of revenues during the six months ended October 31, 2000, compared to $4.3 million or 42% of revenues in the six months ended October 31, 1999.

Cost of goods sold. Cost of goods sold increased from $3.7 million for the six months ended October 31, 1999 to $8.3 million for the six months ended October 31, 2000, an increase of $4.6 million or 123.3%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased slightly from 63.0% for the six months ended October 31, 1999 to 61.9% for the six months ended October 31, 2000. The decrease in gross margin was primarily attributable to increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our EXTender 3200 for IDSL and 24-port gateway products.

Research and development. Research and development expenses increased from $2.1 million for the six months ended October 31, 1999 to $4.3 million for the six months ended October 31, 2000, an increase of $2.2 million or 101.9%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the six months ended October 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 23.2% to 19.8% as a result of increased revenues.

Sales and marketing. Sales and marketing expenses increased from $3.0 million for the six months ended October 31, 1999 to $6.3 million for the six months ended October 31, 2000, an increase of $3.3 million or 110.5%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities aimed at driving demand for our products. For the six months ended October 31, 1999 and 2000, sales and marketing expenses decreased as a percentage of revenues from 29.6% to 28.7%.

General and administrative. General and administrative expenses increased from $1.1 million for the six months ended October 31, 1999 to $2.0 million for the six months ended October 31, 2000, an increase of $904,000 or 82.8%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, and, to a lesser extent, professional service costs. For the six months ended October 31, 1999 and 2000, general and administrative expenses decreased as a percentage of revenues from 10.9% to 9.2%.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $10.2 million. In January 2000, deferred compensation was reduced by $531,000 in connection with the cancellation of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $2.4 million and $1.4 million of deferred stock-based compensation in the six months ended October 31, 1999 and 2000, respectively.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles are being amortized over a period not to exceed 5 years and will impact our operating results through fiscal 2005. During the six months ended October 31, 2000, we amortized $1.9 million of goodwill and wrote off $694,000 of in-process research and development costs.

Other income (expense). Other income (expense), net improved from an expense of $92,000 for the six months ended October 31, 1999 to income of $1.9 million for the six months ended October 31, 2000, an improvement of $2.0 million. Interest expense, offset by interest income, improved from an expense of $130,000 for the six months ended October 31,1999 to income of $2.0 million for the six months ended October 31, 2000. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange gains for the six months ended October 31, 1999 were $38,000 compared to a loss of $70,000 for the six months ended October 31, 2000. The increased loss was primarily related to a weakening of the Canadian Dollar against the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, our principal sources of liquidity consisted of cash and equivalents of $9.8 million, short-term investments of $50.6 million, and a $5.0 million credit facility against accounts receivable. This represents a decrease in cash and equivalents and short-term investments of $15.4 million compared to April 30, 2000. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash used in operations was $475,000 for the six months ended October 31, 2000. Cash used by operations was primarily related to an increase in accounts receivable of $2.0 million, an increase in inventory of $865,000, and a decrease in accrued compensation of $1.0 million. This was partially offset by net income adjusted to exclude non cash stock based compensation charges and depreciation and amortization of $2.5 million and an increase in taxes payable of $914,000. Net cash used in investing activities was $44.6 million. We used $30.7 million to purchase short-term investments and $12.6 million in cash to purchase DTIH and certain other assets. Net cash used in financing activities was $814,000 for the six months ended October, 31, 2000. Cash used in financing activities was primarily related to a reduction in DTI's short-term debt of $866,000.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $600,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2000, this revenue accounted for 11.5% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at October 31, 2000, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $100,000.

RISK FACTORS

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Lucent, to purchase our products would seriously harm our business. Lucent divested its PBX unit into a standalone business named Avaya. It is unclear what impact this may have on our relationship with Lucent or Avaya and could have an adverse effect on our revenues derived from both companies. For the fiscal year ended April 30, 1999, Lucent accounted for 46.7% of our revenues, and our ten largest customers, including Lucent, accounted for 78.7% of our revenues. For the fiscal year ended April 30, 2000, Lucent accounted for 45.6% of our revenues, and our 10 largest customers, including Lucent, accounted for 76.1% of our revenues. None of these large customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and, in particular:

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success will depend to a significant degree upon our relationships with leading PBX vendors like Lucent Technologies, Nortel, NEC, Toshiba, among others and their channel distribution partners. The systems sold by these vendors account for approximately 70% of the U.S. market for corporate PBX equipment sales, and approximately 99% of our revenues for the fiscal year ended April 30, 2000 were attributable to products which interoperate with corporate telephone systems offered by these vendors. We may not have access in the future to the proprietary protocols for the major corporate telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the corporate telephone systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At October 31, 2000, we employed 205 employees, and we expect the number of our employees to increase significantly in the future. Further significant expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, our senior management team has been with us for less than three years. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting on October 17, 2000. The following actions were voted on at the meeting:

a.      The Election of two Class I Directors for a three-year term

                                            For           Against        Abstain

Steven J. Benson                          16,687,544      195,415           --
Calvin K. Manz                            16,687,544      195,415           --

b.      Approval and adoption of the Company's 2000 Employee Stock Purchase Plan

                                             For          Against        Abstain

                                          13,148,926      396,094        14,621

c.      Approval and adoption of the Company's 2000 Director Stock Option Plan

                                             For           Against       Abstain
                                          8,810,463       4,734,194      14,984

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

           (a) Exhibits

               Exhibit 27.1 - Financial Data Schedule

           (b) Reports on Form 8-K

               On August 28, 2000 we filed an amendment to Form 8-K, which Form 8-K was filed to report the acquisition of DTIH on June 14, 2000. The amendment includes historical financial information for DTIH as required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2000

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