Form 10-Q
period 2001-01-31
MCK COMMUNICATIONS INC
filed 2001-03-19
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED JANUARY 31, 2001 OR

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

        YES [X]                NO [ ]

     As of February 28, 2001, there were 20,001,589 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at April 30, 2000
         and January 31, 2001                                                 3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended January 31, 2000 and 2001                4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended January 31, 2000 and 2001                          5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          15

PART II - OTHER INFORMATION                                                  24

Item 1.  Legal Proceedings                                                   24

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signatures                                                                   26

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements


                            MCK Communications, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                   April 30,        January 31,
                                                                     2000              2001
                                                                  ---------         ---------
                                                                                   (Unaudited)
                                     Assets

Current assets:
  Cash and equivalents                                            $  55,844         $  12,368
  Marketable securities                                              19,879            45,419
  Accounts receivable, net                                            5,018             8,575
  Inventory                                                           2,498             3,696
  Prepaids and other current assets                                   1,297             2,195
                                                                  ---------         ---------
    Total current assets                                             84,536            72,253

Fixed assets, net                                                     2,306             3,843
Goodwill and other assets                                               352            22,314
                                                                  ---------         ---------
Total assets                                                      $  87,194         $  98,410
                                                                  =========         =========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $   4,782         $   4,563
  Accrued liabilities                                                   328             1,299
  Accrued compensation and benefits                                     621             1,302
  Taxes payable                                                         413               982
  Deferred revenue                                                       71                19
                                                                  ---------         ---------
    Total current liabilities                                         6,215             8,165

Deferred taxes                                                           33             1,502

Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   19,357,369 at April 30, 2000 and
   19,975,500 at January 31, 2001                                        19                20
  Additional paid-in capital                                        115,802           126,785
  Accumulated deficit                                               (29,213)          (34,388)
  Deferred compensation                                              (4,624)           (2,628)
  Accumulated other comprehensive loss                                 (345)             (357)
  Notes receivable from officers                                       (693)             (689)
                                                                  ---------         ---------
    Total stockholders' equity                                       80,946            88,743
                                                                  ---------         ---------
    Total liabilities and stockholders'
       equity                                                     $  87,194         $  98,410
                                                                  =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                          Unaudited                          Unaudited
                                                                      Three Months Ended                 Nine Months Ended
                                                                            January 31,                      January 31,
                                                                      2000             2001             2000             2001
                                                                    --------         --------         --------         --------
Revenues                                                            $  6,719         $ 10,355         $ 16,763         $ 32,165
Cost of goods sold                                                     2,556            4,478            6,274           12,779
                                                                    --------         --------         --------         --------
Gross profit                                                           4,163            5,877           10,489           19,386

Operating expenses:
   Research and development (excluding amortization of Stock
     based compensation of $385, $200, $1,176, and
     $631 for the three and nine month periods ended
     January 31, 2000 and 2001, respectively)                          1,292            2,422            3,433            6,747
   Sales and marketing (excluding amortization of
     Stock based compensation of $350, $257, $1,360, and
     $859 for the three and nine month periods ended
     January 31, 2000 and 2001, respectively)                          2,021            4,124            4,994           10,380
   General and administrative (excluding amortization of
     Stock based compensation of $311, $162, $924, and
     $506 for the three and nine month periods ended
     January 31, 2000 and 2001, respectively)                            685            1,394            1,778            3,390
   Amortization of stock based compensation                            1,046              619            3,460            1,996
   Amortization of goodwill and other intangibles                       --              1,430             --              4,059
                                                                    --------         --------         --------         --------
     Total operating expenses                                          5,044            9,989           13,665           26,572
                                                                    --------         --------         --------         --------

Loss from operations                                                    (881)          (4,112)          (3,176)          (7,186)
Other income (expense):
   Interest expense                                                       (9)             (16)            (190)             (19)
   Interest income                                                       389              989              440            2,988
   Other income (expense), net                                           (30)             (32)               8             (108)
                                                                    --------         --------         --------         --------
     Total other income                                                  350              941              258            2,861
                                                                    --------         --------         --------         --------
Loss before provision (benefit for income taxes and
   dividends on redeemable preferred stock of subsidiary                (531)          (3,171)          (2,918)          (4,325)
Provision (benefit) for income taxes                                    --               (250)            --                850
Dividends on redeemable preferred stock of subsidiary                   --               --                 97             --
                                                                    --------         --------         --------         --------
Net loss                                                                (531)          (2,921)          (3,015)          (5,175)
Dividends on redeemable preferred stock                                 --               --              1,285             --
                                                                    --------         --------         --------         --------
Loss applicable to common stock                                     $   (531)        $ (2,921)        $ (4,300)        $ (5,175)
                                                                    ========         ========         ========         ========

Basic net loss per common share                                     $  (0.03)        $  (0.15)        $  (0.47)        $  (0.27)
                                                                    ========         ========         ========         ========
Shares used in computing basic
   net loss per common share                                          17,085           19,343            9,079           19,142
                                                                    ========         ========         ========         ========
Pro-forma basic net loss per common share                           $  (0.03)        $  (0.15)        $  (0.30)        $  (0.27)
                                                                    ========         ========         ========         ========
Shares used in computing pro-forma
   basic net loss per common share                                    17,085           19,343           14,547           19,142
                                                                    ========         ========         ========         ========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                  Unaudited
                                                                              Nine Months Ended
                                                                                 January 31,
                                                                          -------------------------
                                                                            2000             2001
                                                                          --------         --------
Cash flows from operating activities:
   Net loss                                                               $ (3,015)        $ (5,175)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
   Depreciation                                                                550            1,160
   Amortization of goodwill and intangibles                                     --            4,059
   Stock based compensation                                                  3,460            1,996
   Dividends accrued on subsidiary preferred stock                              97               --
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,853)          (2,456)
      Inventory                                                               (799)            (599)
      Prepaids and other current assets                                     (1,027)             161
      Other assets                                                              --               98
      Accounts payable                                                       1,099             (639)
      Accrued liabilities                                                      350              422
      Taxes payable                                                             --              569
      Accrued compensation and benefits                                         45             (929)
      Deferred revenue                                                         112              (52)
                                                                          --------         --------
Net cash used in operating activities                                         (981)          (1,385)

Cash flows from investing activities:
   Purchases of property and equipment                                        (890)          (2,375)
   Acquisition of business, net of cash acquired                                --          (13,290)
   Purchases of marketable securities                                      (19,423)         (25,539)
                                                                          --------         --------
Net cash used in investing activities                                      (20,313)         (41,204)

Cash flows from financing activities:
   Redemption of subordinated debt                                          (2,500)              --
   Redemption of Series A redeemable preferred stock                       (19,070)              --
   Redemption of Series C redeemable preferred stock                        (3,147)              --
   Redemption of Series E redeemable preferred stock                        (2,587)              --
   Net Proceeds from issuance of common stock and options                   53,575               49
   Increase (decrease) in short term borrowings                                210             (866)
                                                                          --------         --------
Net cash provided by (used in) financing activities                         26,481             (817)

Effect of exchange rate change on cash                                         (48)             (70)

Net increase (decrease) in cash and equivalents                              5,139          (43,476)
Cash and equivalents, beginning of period                                    3,285           55,844
                                                                          --------         --------
Cash and equivalents, end of period                                       $  8,424         $ 12,368
                                                                          ========         ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                                    $    197         $      9
Common shares and stock options issued in acquisition of DTIH                   --           10,939
Dividends on non-subsidiary preferred                                        1,285               --
Sale of restricted stock                                                       597               --
Dividends to Manz Development, Inc.                                            193               --
Conversion of Series B and D redeemable preferred shares to common           4,917               --


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                            MCK Communications, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at January 31, 2001 and the operating results and cash flows for the three and nine months ended January 31, 2001 and 2000. The balance sheet at April 30, 2000 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and nine months ended January 31, 2001 are not necessarily indicative of the results to be achieved in future quarters or the year ending April 30, 2001.

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

Unrealized gains relating to those available-for-sale securities were $15,948 at January 31, 2001. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income

d.      REVENUE RECOGNITION

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

e.      COMPREHENSIVE INCOME (LOSS)

During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three and nine months ended January 31, 2001, MCK's comprehensive loss was $2.9 million and $5.2 million, respectively, compared to a comprehensive loss of $511,000 and $4.4 million, respectively for three and six months ended January 31, 2000. Other than the Company's net loss, there are no material components of the reported comprehensive loss.

f.      NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, with no consideration given for any potentially dilutive securities.

The Company issued 3,400,000 shares of common stock and converted all of its outstanding convertible preferred stock to common stock on October 22, 1999, the date of the Company's initial public offering. The Company also issued an additional 255,000 shares of common stock on November 22, 1999 to cover the over-allotment. On April 7, 2000 the Company issued 1,250,000 shares of common stock in a follow-on offering and on June 14, 2000 issued 364,601 shares of common stock in connection with the acquisition of DTI Holdings, Inc. The net loss per common share calculations have been appropriately weighted to reflect these activities, where necessary. No diluted loss per common share information has been presented in the accompanying consolidated statements of operations since potential common shares from conversion of stock options and restricted stock are anti-dilutive.

Pro forma basic net loss per common share for three and nine months ended January 31, 2000 has been calculated assuming the conversion of preferred stock into an equivalent number of common shares as if the shares had converted at the later of the beginning of the 2000 fiscal year or on the dates of their issuance.

g.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the fourth quarter of fiscal year 2001 and is currently assessing the impact, if any, on its consolidated results of operations and financial position.

In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards for the recognition, measurement and reporting of derivatives and hedging activities and is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on its consolidated financial statements.

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

NOTE 3. INVENTORY

Inventory consisted of (in 000's):

                            April 30,           January 31,
                              2000                 2001
                              ----                 ----
Raw materials                $  898               $1,726
Work-in-process               1,309                  655
Finished goods                  291                1,315
                             ------               ------
                             $2,498               $3,696
                             ======               ======

NOTE 4. ACQUISITION OF DTI

On June 14, 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. ("DTIH"), its wholly owned subsidiary Digital Techniques, Inc ("DTI") and certain other assets for $12.9 million in cash, including transaction costs, and 364,601 shares of common stock and 101,916 stock options with a fair market value of $10.9 million. The transaction has been accounted for as a purchase in accordance with Accounting Principals Board ("APB") Opinion 16 - "Business Combinations" and APB 17 - "Intangible Assets". The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $1.6 million of the purchase price to tangible liabilities, $24.8 million to goodwill and related intangibles, and $694,000 to in-process development. Goodwill and associated intangibles resulting from the acquisition are being amortized over a period not to exceed five years. During the period ended July 31, 2000, the Company recorded a $694,000 in-process research and development charge to fully write off the value associated with projects that were yet to be completed or released from beta testing.

The consolidated results of operations for the three months ended January 31, 2001 include DTIH's results for the entire period and the results for the nine months ended January 31, 2001 include DTIH's results from June 14, 2000. Assuming the acquisition of DTIH occurred On May 1, 1999, on a pro-forma basis, the Company would have reported revenues of $9.4 million and $26.1 million, net losses of $4.4 million and $9.7 million and basic net loss per common share of $0.25 and $1.03 for the three and nine months ended January 31, 2000 respectively. Assuming the acquisition occurred on May 1, 2000, on a pro-forma basis, the Company would have reported revenues of $33.5 million, net losses of $7.5 million and basic net loss per share of $0.39 during the nine months ended January 31, 2001. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.

5. SUBSEQUENT EVENT ENTRATA LICENSE AGREEMENT

The Company entered into an agreement with Entrata providing MCK with a royalty free, non-exculsive, perpetual, worldwide license to use, install, and modify Entrata's LoopBuilder 50 and 100 series integrated access device technology. This technology will be integrated into certain MCK products and solutions and resold or sublicensed under MCK's name and trademarks. In consideration for the license and related training, MCK agreed to pay $3.0 million, of which $667,667 was advanced to Entrata prior to January 31, 2001. The remaining amounts are payable not later than May 31, 2002. The source code and all deliverables were received by the Company in February 2001. Training is expected to be completed during the Company's fourth quarter of fiscal 2001. The $667,667 advance is currently recorded in other assets.

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

OVERVIEW

MCK Communications is a leading provider of products for corporate telephone systems that enable corporations to extend the functionality and applications of those systems, which are known as private branch exchanges or PBX's, from the corporate office to remote branch offices, distributed call centers, telecommuters and mobile workers over geographically dispersed public and private networks. PBX systems are the most commonly used corporate telephone systems and deliver features such as three- or four-digit internal dialing and call forwarding and applications such as voicemail, automatic call distribution and interactive voice response. Our EXTender products cost-effectively deliver a unified enterprise-wide voice network by enabling the PBX to function as a corporate voice server that transmits PBX call function and applications to remote locations over corporations' existing data networks. Our products reduce the total cost of ownership by utilizing a corporation's current investment in voice and data equipment, provide flexibility of network choice for lowered communications service cost and streamline network administration through the utilization of industry standard network management techniques. In addition, corporations can manage their path to the future by taking advantage of next generation telephony systems and applications to provide the user enriched telephony experiences while leveraging current investments.

We market and distribute our products through an international network of indirect distributors, resellers, equipment providers, service providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have development centers in Allen, Texas and Calgary, Canada. We outsource our manufacturing to four contract manufacturers. Certain manufacturers provide full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services. Other manufacturers provide us with printed circuit assemblies which we then assemble and test prior to shipping to our customers. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels.

On June 14, 2000, we acquired DTI Holdings, Inc ("DTIH") and its wholly owned subsidiary Digital Techniques, Inc. ("DTI") and certain other assets for $12.9 million in cash, including transaction costs, 364,601 shares of common stock and 101,916 stock options. DTI designs, manufactures, distributes and supports a comprehensive suite of digital to analog recording gateways that complement the Company's existing products. Based in Allen, Texas, DTI has approximately 50 employees and maintains a 20,000 square foot facility. DTI performs final assembly and test of our single user products, which was previously performed in Calgary, Canada, and our recording gateway products at its facility. As a result of this acquisition we no longer have a significant manufacturing presence in Calgary, Canada.

Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog embeded gateway products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial portion of our revenues. While MCK is developing future products, including remote voice products that operate over broadband and wireless networks, and is recruiting additional OEM and channel partners, there can be no assurance that we will be successful in these efforts or that they will have a positive impact on our revenues.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:


                                                           Three Months Ended               Nine Months Ended
                                                               January 31,                    January 31,
                                                         ----------------------          ----------------------
                                                          2000            2001            2000            2001
                                                         ------          ------          ------          ------
Revenues                                                  100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                         38.0%           43.2%           37.4%           39.7%
                                                         ------          ------          ------          ------
Gross profit                                               62.0%           56.8%           62.6%           60.3%

Operating expenses:

   Research and development                                19.2%           23.4%           20.5%           21.0%
   Sales and marketing                                     30.1%           39.8%           29.8%           32.3%
   General and administrative                              10.2%           13.5%           10.6%           10.5%
   Amortization of stock based compensation                15.6%            6.0%           20.6%           12.6%
   Amortization of goodwill and other intangibles            --            13.8%             --             6.2%
                                                         ------          ------          ------          ------
     Total operating expenses                              75.1%           96.5%           81.5%           82.6%
                                                         ------          ------          ------          ------

Loss from operations                                      (13.1)%         (39.7)%         (19.0)%         (22.3)%
Other income (expense):
   Interest expense                                        (0.1)%          (0.2)%          (1.1)%          (0.1)%
   Interest income                                          5.8%            9.5%            2.6%            9.3%
   Other (income) expense, net                             (0.4)%          (0.3)%           0.0%           (0.3)%
                                                         ------          ------          ------          ------
     Total other income                                     5.2%            9.1%            1.5%            8.9%
                                                         ------          ------          ------          ------
Loss before provision for income taxes
   and dividends on redeemable preferred
   preferred stock of subsidiary                           (7.9)%         (30.6)%         (17.4)%         (13.4)%
                                                         ======          ======          ======          ======


THREE MONTHS ENDED JANUARY 31, 2001 AND 2000

Revenues. Revenues increased from $6.7 million for the three months ended January 31, 2000 to $10.4 million for the three months ended January 31, 2001, an increase of $3.6 million or 54.1%. This increase was primarily due to the increased sales of our multi-user products, which accounted for approximately $5.4 million or 52.4% of revenues during the three months ended January 31, 2001, compared to $3.3 million or 48.9% of revenues in the three months ended January 31, 2000. We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years, divested its PBX unit into a standalone business named Avaya. During the quarter ended January 31, 2001 Avaya accounted for approximately $1.2 million or 12% of our revenues compared to $3.7 million or 31% of our revenues in the quarter ended October 31, 2000. This revenue shortfall was not offset by revenue contributions of other channels and had a material adverse effect on our operating results during the quarter. We believe the reduction in revenues from Avaya is directly related to a slow down of Avaya's overall business during the quarter. Additionally, Avaya introduced an aggressive inventory management program that is aimed at reducing their inventory position to 2 weeks. We expect the trend of lower Avaya revenues to continue until we have seen the completion of their inventory model transition and a strengthening of their core business.

Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $2.6 million for the three months ended January 31, 2000 to $4.5 million for the three months ended January 31, 2001, an increase of $1.9 million or 75%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased from 62.0% for the three months ended January, 2000 to 56.8% for the three months ended January 31, 2001. The decrease in gross margin was primarily attributable to a $500,000 write down of inventory related to the discontinuance of certain non-strategic products as well as increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our 24-port gateway products. We expect our gross margins will continue to be under pressure due to an overall weakness in the economy, increased competition, and rising costs of certain components.

Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $1.3 million for the three months ended January 31, 2000 to $2.4 million for the three months ended January 31, 2001, an increase of $1.1 million or 87.5%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the three months ended January 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 19.2% to 23.4%. The increase in spending as a percentage of revenues is primarily attributable to lower than expected revenues during the quarter ended January 31, 2001. We will continue enhancing existing products and funding new product development initiatives targeted at market growth segments and we expect research and development expenses to increase both in real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures in our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment as well as enhance our customer support operations in support of higher volume partners.

Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $2.0 million for the three months ended January 31, 2000 to $4.1 million for the three months ended January 31, 2001, an increase of $2.1 million or 104.1%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, the write-off of $500,000 of accounts receivables due to the bankruptcy of a large reseller, and, to a lesser extent, increased marketing activities due to supporting a more diversified set of distribution partners. For the three months ended January 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 30.1% to 39.8%. The increase in spending as a percentage of revenues was primarily related to the one time write-off of accounts receivable and lower than anticipated revenues during the quarter ended January 31, 2001. We intend to pursue sales and marketing campaigns to deepen penetration in existing partners and selectively expand. As appropriate, sales and marketing headcount and associated expenses will increase.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $685,000 for the three months ended January 31, 2000 to $1.4 million for the three months ended January 31, 2001, an increase of $709,000 or 103.5%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, fees associated with the recruiting and hiring of our new Chief Executive Officer, the addition of DTI staff, and, to a lesser extent, professional service costs. For the three months ended January 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 10.2% to 13.5%. The increase in spending as a percentage of revenues was primarily related to lower than anticipated revenues during the quarter ended January 31, 2001 and increased costs related to the hiring of our new Chief Executive Officer. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $10.2 million. In January 2000, deferred compensation was reduced by $531,000 in connection with the cancellation of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $1.0 million and $619,000 of deferred stock-based compensation in the three months ended January 31, 2000 and 2001, respectively. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the quarter ended July 2003.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles will be amortized over a period that does not exceed 5 years and will impact our operating results through fiscal 2005. During the three months ended January 31, 2001, we amortized $1.4 million of goodwill and related intangibles.

Other income (expense). Other income (expense), consists primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income, net improved from $350,000 for the three months ended January 31, 2000 to $941,000 for the three months ended January 31, 2001, an improvement of approximately $591,000. Interest income, offset by interest expense, improved from $380,000 for the three months ended January 31, 2000 to $1.0 million for the three months ended January 31, 2001. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange losses for the three months ended January 31, 2000 were $30,000 compared to a loss of $32,000 for the three months ended January 31, 2001.

NINE MONTHS ENDED JANUARY 31, 2001 AND 2000

Revenues. Revenues increased from $16.8 million for the nine months ended January 31, 2000 to $32.2 million for the nine months ended January 31, 2001, an increase of $15.4 million or 91.9%. This increase was primarily due to the increased sales of our multi-user remote voice access products, which accounted for approximately $15.8 million or 49.0% of revenues during the nine months ended January 31, 2001, compared to $7.6 million or 45.2% of revenues in the nine months ended January 31, 2000. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years, divested its PBX unit into a standalone business named Avaya. Revenue from Avaya declined in the quarter ended January 31, 2001 which had an adverse affect on our operating results. We believe the reduction in revenues from Avaya is directly related to a slow down of Avaya's overall business during the quarter. We expect the trend of lower Avaya revenues to continue until we have seen the completion of their inventory model transition and a strengthening of their core business.

Cost of goods sold. Cost of goods sold increased from $6.3 million for the nine months ended January 31, 2000 to $12.8 million for the nine months ended January 31, 2001, an increase of $6.5 million or 103.7%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased from 62.6% for the nine months ended January 31, 2000 to 60.3% for the nine months ended January 31, 2001. The decrease in gross margin was primarily attributable to the write down of inventory related to non-strategic products.

Research and development. Research and development expenses increased from $3.4 million for the nine months ended January 31, 2000 to $6.7 million for the nine months ended January 31, 2001, an increase of $3.3 million or 96.5%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the nine months ended January 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 20.5% to 21% as a result of lower than anticipated revenues during the quarter ended January 31, 2001.

Sales and marketing. Sales and marketing expenses increased from $5.0 million for the nine months ended January 31, 2000 to $10.4 million for the nine months ended January 31, 2001, an increase of $5.4 million or 107.9%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities in support of more diversified distribution. For the nine months ended January 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 29.8% to 32.3% as a result of lower than anticipated revenues during the quarter ended January 31, 2001.

General and administrative. General and administrative expenses increased from $1.8 million for the nine months ended January 31, 2000 to $3.4 million for the nine months ended January 31, 2001, an increase of $1.6 or 90.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, fees associated with the recruiting and hiring of our new Chief Executive Officer, and, to a lesser extent, professional service costs. For the nine months ended January 31, 2000 and 2001, general and administrative expenses remained a constant percentage of revenues at 10.5%

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $10.2 million. In January 2000, deferred compensation was reduced by $531,000 in connection with the cancellation of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $3.5 million and $2.0 million of deferred stock-based compensation in the nine months ended January 31, 2000 and 2001, respectively.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles are being amortized over a period not to exceed 5 years and will impact our operating results through fiscal 2005. During the nine months ended January 31, 2001, we amortized $3.4 million of goodwill and wrote off $694,000 of in-process research and development costs.

Other income (expense). Other income (expense), improved from an income of $258,000 for the nine months ended January 31, 2000 to $2.9 million for the nine months ended January 31, 2001, an improvement of $2.6 million. Interest expense, offset by interest income, improved from income of $250,000 for the nine months ended January 31, 2000 to income of $3.0 million for the nine months ended January 31, 2001. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange gains for the nine months ended January 31, 2000 were $8,000 compared to a loss of $108,000 for the nine months ended January 31, 2001. The increased loss was primarily related to a weakening of the Canadian Dollar against the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, our principal sources of liquidity consisted of cash and equivalents of $12.4 million, short-term investments of $45.4 million, and a $5.0 million credit facility against accounts receivable. This represents a decrease in cash and equivalents and short-term investments of $17.9 million compared to April 30, 2000. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash used in operations was $1.4 million for the nine months ended January 31, 2001. Cash used by operations was primarily related to an increase in accounts receivable of $2.5 million, an increase in inventory of $600,000, a decrease in accrued compensation of $929,000, and a decrease in accounts payable of $639,000. This was partially offset by net income adjusted to exclude non cash stock based compensation charges and depreciation and amortization of $2.0 million and an increase in taxes payable of $569,000. Net cash used in investing activities was $41.2 million. We used $25.5 million to purchase short-term investments, $12.9 million in cash to purchase DTIH and certain other assets, 667,000 on a licensing agreement and $2.4 million to purchase capital assets. Net cash used in financing activities was $817,000 for the nine months ended January 31, 2001. Cash used in financing activities was primarily related to a reduction in DTI's short-term debt of $866,000 and was slightly offset by proceeds received from the exercise of stock options.

We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product management organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. For instance, the licensing agreement we signed with Entrata requires us to pay $2.3 million to Entrata over the next 16 months. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $575,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2000, this revenue accounted for 11.5% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at January 31, 2001, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $200,000.


RISK FACTORS

IF THE INDUSTRIES INTO WHICH WE SELL OUR PRODUCTS EXPERIENCE RECESSION OR OTHER CYCLICAL EFFECTS IMPACTING OUR CUSTOMERS' CAPITAL INVESTMENT BUDGETS, OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED.

The industries into which we sell our products may experience recession or other cyclical effects impacting our customers' capital investment budgets, which may harm our business and results of operations. The primary end customers for our products are business enterprises. Any significant downturn in markets they serve, in particular, or in general economic conditions which result in the cut back of communications budgets would likely result in a reduction in demand for our products and could harm our business and results of operations. In addition, the telecommunications industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. Such industry downturns have been, and may continue to be, characterized by diminished product demand.

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Lucent, to purchase our products would seriously harm our business. Lucent divested its PBX unit into a standalone business named Avaya. During the quarter ended January 31, 2001 Avaya accounted for approximately $1.2 million or 12% of our revenues compared to $3.7 million or 31% of our revenues in the quarter ended October 31, 2000. This revenue shortfall was not offset by revenue contributions of other channels and had a material adverse effect on our operating results during the quarter. We believe the reduction in revenues from Avaya is directly related to a slow down of Avaya's overall business during the quarter. Additionally, Avaya introduced an aggressive inventory management program that is aimed at reducing their inventory position to 2 weeks. We expect the trend of lower Avaya revenues to continue until we have seen the completion of their inventory model transition and a strengthening of their core business.

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

     -    market strategies of these customers;

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


OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success will depend to a significant degree upon our relationships with leading PBX vendors like Alcatel, Avaya, Nortel, NEC, Toshiba, among others and their channel distribution partners. The systems sold by these vendors account for approximately 70% of the U.S. market for corporate PBX equipment sales, and approximately 99% of our revenues for the fiscal year ended April 30, 2000 were attributable to products which interoperate with corporate telephone systems offered by these vendors. We may not have access in the future to the proprietary protocols for the major corporate telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the corporate telephone systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

UNLESS WE ARE ABLE TO KEEP PACE WITH THE RAPIDLY CHANGING PRODUCT REQUIREMENTS OF OUR CUSTOMERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

The business communications market is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. This may cause us to be unable to sustain or grow our business.

INTENSE COMPETITION IN THE MARKET FOR REMOTE VOICE SOLUTIONS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

The market for remote voice solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships with service providers. For instance, both Nortel Networks and Avaya have announced new products which will compete directly with our products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

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

FUTURE CONSOLIDATION IN THE COMMUNICATIONS EQUIPMENT INDUSTRY MAY INCREASE COMPETITION THAT COULD HARM OUR BUSINESS

The markets in which we compete are characterized by increasing consolidation both within the communications sector and by companies combining or acquiring communications assets. This consolidation creates uncertainty as to the nature of our future competition. For instance, a relatively small competitor that is acquired by a large telecommunications company would likely have access to greater resources than us and would accordingly be a greater competitive threat. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and may result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on strategic relationships with third parties in our industry, such as Avaya, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the last eight fiscal quarters, our net results of operations have ranged from a net loss of $531,000 to a net loss of $2.9 million. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

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

     - our ability to attain and maintain production volume levels for our products;

     - our ability to sustain world class product and customer support quality;

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

We currently use four independent manufacturers, Electronic Manufacturing Group, Mack Technologies, OEM Worldwide, and Polaris to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips is particularly strong and may lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES WILL DECREASE

Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

     -    continued market acceptance of traditional PBX technology;

     -    delayed market acceptance of Nextgen PBX and applications;

     -    the performance, price and total cost of ownership of our products;

     - the availability, functionality and price of competing products and technologies; and

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

     -    technological change and customer acceptance.

IF WE FAIL TO DEVELOP AND EXPAND OUR INDIRECT DISTRIBUTION CHANNELS, OUR BUSINESS COULD SUFFER

Our product distribution strategy focuses primarily on continuing to develop and expand our indirect distribution channels, develop and maintain our relationships with large PBX vendors, resellers and distributors, telecommunications service providers and application service providers, and expand our field sales organization. If we fail to develop and cultivate relationships with significant indirect distribution channels, or if these distribution channels are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our indirect distribution channels also sell products that compete with our products, and several of our strategic or reseller arrangements are exclusive. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our indirect distribution channels. Our indirect distribution channels may not market our products effectively or may cease to devote the resources necessary to provide us with effective sales, marketing and technical support.

     In order to support and develop leads for our indirect distribution channels, we plan to affordably expand our field sales staff. This internal expansion may not be successfully completed. In addition, the cost of this expansion may exceed the revenues generated and our expanded sales and support staff may not be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively develop and expand our distribution channels or manage the expansion of our sales and support staff would adversely affect our ability to grow and increase revenues.

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

     - sales of a large number of shares of our common stock in the public market or the perception that such sales could occur; and

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

Our products must successfully integrate with products from other vendors, such as traditional telephone and Nextgen PBXes, application servers, telephony sets and private and public networks. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

WE CONTINUE TO EXPAND OUR OPERATIONS AND OUR FAILURE TO MANAGE GROWTH COULD HARM OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At January 31, 2001, we employed 200 employees, and we expect the number of our employees to stabilize in the short term and increase significantly in the future. Further significant expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, we hired a new Chief Executive Officer in January 2001 and our senior management team has been with us for less than four years. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations:

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

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

On June 14, 2000, we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. Our product range and customer base have increased in the recent past due in part to this acquisition. This acquisition provided us with technologies to expand our current line of remote voice access products. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks certain damages of approximately $30,000 in severance pay as well as the right to obtain 33,309 shares of restricted stock. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart's complaint. We are unable at this time to estimate the probability of a favorable or unfavorable outcome or to estimate the amount of any losses in the event of an unfavorable outcome.

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

      (a)   Exhibits

            Exhibit
            No.         Description
            -------     ------------
            3.1         Second Amended and Restated Certificate of Incorporation
                        of MCK Communications, Inc. (incorporated by reference
                        to Exhibit 3.3 to the MCK Communications, Inc.
                        registration statement on Form S-1, as amended (File No.
                        333-85821) which was originally filed with the SEC on
                        August 24, 1999.)

            3.2         Amended and Restated By-laws of MCK Communications,
                        Inc. (incorporated by reference to Exhibit 3.5 to the MCK Communications, Inc. registration statement on Form
                        S-1, as amended (File No. 333-85821) which was originally filed with the SEC on August 24, 1999.)

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2001

                                      MCK COMMUNICATIONS, INC.

                                      /s/ Glenda Davis
                                      -----------------------------------
                                      Glenda Davis
                                      President and CEO



                                      /s/ Paul K. Zurlo
                                      -----------------------------------
                                      Paul K. Zurlo
                                      Chief Financial Officer

Exhibit Index

Exhibit
No.         Description
3.1         Second Amended and Restated Certificate of Incorporation of MCK
            Communications, Inc. (incorporated by reference to Exhibit 3.3 to the MCK Communications, Inc. registration statement on Form S-1, as amended (File No. 333-85821) which was originally filed with the
            SEC on August 24, 1999.)

3.2         Amended and Restated By-laws of MCK Communications, Inc.
            (incorporated by reference to Exhibit 3.5 to the MCK
            Communications, Inc. registration statement on Form S-1, as amended
            (File No. 333-85821) which was originally filed with the SEC on August 24, 1999.)