Form 10-K
period 2001-04-30
MCK COMMUNICATIONS INC
filed 2001-07-02
CIK 1093576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

                  COMMISSION FILE NUMBER           -

                            MCK COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-1555163
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

       117 KENDRICK STREET, NEEDHAM, MA                            02494
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 454-6100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of May 31, 2001, was approximately $28,688,283 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

     At May 31, 2001 the registrant had outstanding 20,180,325 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS...........................    2
PART I.....................................................................    2
     ITEM 1.   BUSINESS....................................................    2
     ITEM 2.   PROPERTIES..................................................   20
     ITEM 3.   LEGAL PROCEEDINGS...........................................   21
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   21
PART II....................................................................   22
     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.........................................   22
     ITEM 6.   SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION.........   22
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................   24
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   40
     ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE........................................   40
PART III...................................................................   40
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   40
     ITEM 11.  EXECUTIVE COMPENSATION......................................   40
     ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
               OWNERS......................................................   40
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   40
PART IV....................................................................   40
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.........................................................   40
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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MCK Communications is a leading provider of products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks. Business telephone systems consist of private branch exchange ("PBX") systems and key systems ("KTS"). Whereas key systems are used in medium and small businesses or smaller locations within larger companies, PBX's are the most commonly used telephone systems in corporations. PBX's deliver such features as 3- or 4-digit internal dialing, conferencing, call transfer and call forwarding. PBX's also generally support a range of telephony applications such as voicemail, automatic call distribution, auto attendant, call accounting and interactive voice response.

     Our EXTender products cost-effectively deliver a unified enterprise-wide voice network by enabling the voice switch to function as a company-wide voice server that transmits call function and applications to distributed locations over the company's existing data networks. This enables a company to provide the same telephony functionality to all locations while reducing their total cost of ownership. Savings are achieved by leveraging current investments in voice and data equipment, flexibility of network choice for lowered communications service cost and streamlined network administration through the utilization of industry standard network management techniques.

     Our products also provide companies the flexibility of combining the power of service providers network services such as mobile services to expand the range of services provided to their workforce. In addition, our products provide companies flexible choices for managing their path to the future by leveraging their current infrastructure investments while taking advantage of next generation "nextgen" telephony systems (i.e., IP switches), applications (i.e., unified messaging) and devices (i.e., IP phones) to provide employees enriched telephony experiences. Our recording gateway products are used within a variety of telephony-based applications and enable our customers to convert digital PBX signals into standard analog audio output so that calls can be easily and cost-effectively recorded for future use.

     We market and distribute our products through an international network of indirect distributors, resellers, equipment providers, system integrators, service providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have development centers in Allen, Texas and Calgary, Canada. We also maintain a sales and marketing office in the United Kingdom. We outsource our manufacturing to three contract manufacturers. One manufacturer provides full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services. Other manufacturers provide us with printed circuit assemblies which we then assemble and test prior to shipping to our customers. Our customer support efforts focus on complementing our distribution partners' offerings thereby providing end customers with world class servicing. Our sales force and marketing efforts are primarily directed at supporting our indirect distribution channels and developing brand awareness.

INDUSTRY BACKGROUND

     Most businesses today have deployed separate networks to support voice and data communications. As they evolve to unite their geographically distributed locations such as branch or satellite locations and an increasingly virtual workforce, new demands are being placed on the traditionally localized voice communications networks. While data networks have evolved to meet this challenge by offering high-speed remote data access and a high degree of interoperability among data systems and components, telephony systems and voice networks have remained largely centralized and proprietary. Consequently, providing cost-effective, company-wide services and applications to all locations and employees can be a significant challenge.

     Businesses depend on company-wide communication to ensure critical internal collaboration, provide suitable levels of customer service, and maintain operational efficiency and productivity by sharing resources throughout the company. The shift to a more distributed voice environment results from a number of factors. These include the lowering cost of communications, competitive advantage of being nearer to key customers, suppliers and partners and the competition for qualified employees. In order to retain employees and comply with expanding environmental regulation, many companies are also implementing large-scale telecommuting programs.

     In trying to address these needs, companies are increasingly challenged by the need to integrate voice and data networks across multiple locations. As the business environment becomes more competitive, unified voice communications will become increasingly important. These factors are driving demand for solutions that deliver an integrated network environment with all the features and applications found at headquarters distributed to distant locations as well as to virtual and/or mobile employees.

  Enterprise Data Networks

     Initially, data networks were built to inter connect mainframe computers that served a single office location. They were accessible by a limited number of users and were often too costly for small organizations. Over the past 20 years, advances in open-systems, computer processing and networking technology have altered this centralized model to deliver cost-effective, high-speed distributed information processing and communications by using a distributed client-server architecture. This enables companies to deploy equipment from multiple vendors that is interoperable across local area network ("LANs"), or wide area networks ("WANs"), using standard communication protocols, internetworking technologies, and industry-standard system management platforms. These same developments have also facilitated widespread data access through the deployment of remote access equipment capable of extending the reach of data networks beyond corporate locations over public and private networks.

     Historically, branch offices and telecommuters accessed corporate data networks over a variety of circuit-based networks that were designed for voice service. These circuit-based networks are dedicated point-to-point connections that require companies to constantly maintain sufficient bandwidth to meet their maximum communications requirements. New packet-based networks, deployed over the past decade, divide all types of data, including voice, into packets that can be simultaneously transmitted and reassembled into their original form at their final destination. These packet-based networks are more efficient in their use of available bandwidth than traditional circuit-based networks, thus minimizing network capacity constraints and management requirements.

     As a result of the growing demand for high-bandwidth applications, such as Internet and intranet access, service providers are migrating from existing circuit-based networks to packet-based networks. The ability of packet-based networks to increase bandwidth availability and network efficiency, lower operating costs and simplify network administration has led service providers to make significant investments in packet-based networks in the public communications infrastructure. These service providers are creating new service offerings over private managed networks and public networks, such as the Internet, and are using new technologies, such as Quality of Service and firewalls, to ensure speed, quality and security. Deployment of packet-based networks and widespread access is enabling companies to realize tremendous productivity gains due to increased collaboration, internal communication and sharing of resources. Examples of specific benefits include company-wide e-mail capabilities, company-wide access to files and applications that run on a corporate server and ease of access for remote workers.

  Enterprise Voice Networks

     Enterprise telephony systems are generally based on a circuit-based architecture and corporate telephone equipment known as private branch exchanges. Given the mission critical nature of voice communications and related applications, enterprise voice systems have been architected with numerous built-in fault tolerant and redundancy features and are designed to deliver 99.999% up-time reliability. In addition to delivering reliable voice service, PBXs have the capability to serve as the platform for more than 500 critical voice features and applications, including:

     - voicemail systems

     - unified messaging systems that create a single interface for accessing voicemail, e-mail and fax messages

     - automatic call distribution systems

     - auto-attendant systems

     - directories

     - call accounting software

     - least-cost routing applications

     - interactive voice response systems

     The PBX is also responsible for delivering features and capabilities such as:

     - phone numbering plans

     - 3 or 4 digit internal dialing

     - call transferring, conferencing and forwarding

     - receptionist call screening

     Despite the reliability and functionality of centralized circuit-based voice networks, the features, applications and inter-connectivity of traditional PBX systems and their proprietary architectures make it difficult to integrate them with other systems and applications. Furthermore, they cannot be cost-effectively networked or extended to outlying and/or smaller offices and teleworkers. A number of factors have created this deficiency. PBX-based telephone systems are bandwidth constrained making them poor at networking, not easily integrated with other traffic types, such as data and video, and the quality of their voice transmission degrades beyond a limited distance. In addition, the high cost associated with deploying a PBX system and its supported voice applications typically makes them prohibitively expensive for smaller locations. Accordingly, companies seeking to extend voice services to outlying locations and/or incorporate new applications have traditionally had the following voice options, all of which have significant limitations:

     - Key Systems. Key systems have functionality similar to PBXs but have been cost-effectively architected to service small office environments. They lack the full feature set and scalability of more expensive PBX-based telephone systems. Key systems have limited interoperability with PBX systems, and consequently function as stand-alone voice systems with separate voice applications. This creates a less than professional image due to dissimilar functionalities, inefficiencies and network management complexities in a multi-office environment.

     - IP PBXs. Recently introduced voice switches from voice and data networking vendors, such as LAN and Windows NT-server based PBXs, are based on data standards and tend to be more open. Although providing new alternatives, they lack the full feature set of the traditional PBXs, have limited ability to network with the proprietary, circuit-switched PBXs, limit business reach either to a LAN or nextgen network environment and provide less than the 99.999% service availability typically expected by the customer. As a result, they fall far short of business expectations.

     - Centrex. Centrex is a business telephone service that is offered by local telephone companies from their central offices. While Centrex offers many of the same features as PBXs, its effectiveness is constrained by phone companies' capacity, its lack of interoperability with PBXs, its geographic limitations and its reliance upon the local phone company for service and support. Adding new services for a Centrex provider is time consuming, expensive, cumbersome and provisioning complexity can often prohibit customer acceptance.

     - Off-Premises Extension. An Off-Premises Extension is a dedicated telephone line that originates from a PBX and extends a subset of PBX features and applications to remote users. These offerings cannot support digital telephone sets, and require an expensive dedicated leased line or private network connection.

     The inability of these solutions to fully network with the PBX has caused businesses to deploy separate voice networks for their outlying offices and telecommuters, limiting the effectiveness of company communications and increasing the burden on systems administrators. In addition, companies seeking to extend voice applications to telecommuters presently have no cost-effective, full-featured solutions.

  Enterprise Voice Evolution

     As business organizations decentralize, distributed voice networks are becoming increasingly important. While data networks have evolved to meet this critical business requirement, there is similar need for a suitable voice solution that cost-effectively utilizes the company's voice systems and its features and applications to offer company-wide voice applications to all employees. This includes employees at smaller outlying offices, telecommuters and mobile workers. Furthermore, in order to lower costs and simplify network administration, companies are increasingly demanding that distributed voice and data services be offered over the same centrally-managed communications infrastructure. This convergence of voice and data is made possible by technology that can convert voice transmissions into packets of data and advances in Quality of Service which enable the transmission of voice over private managed data networks and public data networks, such as the Internet.

     As a result of their reliability, the wide variety of applications supported and the size of their installed base, proprietary, circuit-switched PBXs are pervasive in the enterprise arena and are likely to remain entrenched as the central system delivering enterprise voice on which new applications are developed and deployed for many years to come. However, businesses are looking to IP-enable their present systems to support taking advantage of their data networks and lower communications costs as well as to take advantage of emerging access networks in support of an increasingly virtual workforce.

     To support emerging access networks, a solution needs to packetize both the voice traffic and PBX signaling information. This signaling information is proprietary to each type of PBX system and is the language by which the systems deliver features and applications to the user via the proprietary handset. To address the sizeable installed base, solutions must support the breadth of diverse signaling protocols. They must also offer a centrally-managed interface to the main system and have the capability of packetizing and transmitting voice and signaling information over both traditional circuit-based data networks and emerging packet networks.

     IP PBX vendors are experiencing introductory success in targeting the KTS environment and smaller scale-enterprise networks. However, vendors have found a key barrier to acceptance is the inability to interoperate with legacy environments. To address this need a solution must enable an enterprise to leverage its existing applications and interoperate with legacy switches and desksets while incorporating new IP switches. This provides an enterprise flexibility to manage its migration path.

     In taking a closer look at the enterprise telephony application environment, applications traditionally have sat behind the PBX and are historically proprietary. Over the last few years, applications have become "open" and sit behind a LAN or managed Intranet. On a smaller degree, this openness has allowed some applications to move out of the enterprise and into a "hosted model". Solutions which support both Customer Premise Equipment ("CPE") and network based applications provide another example of enabling an enterprise to have choices for their migration path.

     Over the next 5 to 10 years, co-existence, or hybrid solutions, will prevail. This will allow an enterprise to leverage their existing infrastructures while having flexible choices for experiencing new solutions. Resulting solutions will support new platforms inter working with legacy switches and applications, support legacy and IP voice terminals, support feature richness through digital line interfaces to preserve the user experience as well as support CPE and service providers network environments.

MCK ENABLES THE DISTRIBUTED ENTERPRISE

     MCK is a player in this enterprise voice transformation because of our unique physical position in the network. Our systems connect to the PBX, speaking most legacy protocols, and also connect to the network, speaking traditional or nextgen IP protocols. MCK is laying a solid foundation for the future by minimizing the impact of changing technology, bridging the gaps and allowing enterprises to evolve their voice capabilities via the path of their choice.

     MCK solutions enable end users to access their company's voice system from anywhere -- outlying offices, telework offices, and while on the road -- while preserving the experience they have come to expect. This experience includes: four digit dialing, calling party display, call waiting/forwarding/transfer, conference calling, etc. over any network and thru any telephony enabled device.

     Supporting the broadest range of protocols, networks and devices, MCK solutions fulfill the market need for widespread interoperability, creating a more "open" enterprise by enabling business quality voice anytime, anywhere, over any network. Our solutions support Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel, and Toshiba, representing over 80% of the U.S. installed PBX base. They also provide users choices in access networks (e.g., analog, IP, ISDN, T1...) and devices (e.g., analog, digital, mobile or IP phones). With the business appeal of an "appearance of one" that is seamlessly connected in a virtual community, an enterprise becomes a unified company for its employees and callers.

     In addition, our products reduce the total cost of ownership by: allowing enterprises to utilize their existing investments in voice and data equipment; allowing enterprises to eliminate voice network charges for traffic between offices by utilizing data networks in a toll bypass situation; streamlining network administration through the utilization of industry standard network management techniques; and providing enterprises the flexibility of choosing their migration path.

     When many companies talk about convergence, they refer to voice and data and/or voice over IP. At MCK, we're committed to a more "open" enterprise by delivering convergence along three dimensions. We:

     - Extend enterprise voice to distant locations through voice over data networks

     - Bundle with service providers to unite CPE and network services to deliver new value added services

     - Bridge technology gaps between existing and nextgen applications, switches and services to enable enterprises' managed migration from legacy to nextgen systems.

Key to enabling this three-fold power of convergence is the ability to preserve end user interfaces while providing access to the widest array of new experiences. The following are the key attributes of our solution:

          Full-Featured Remote Voice Access. Our solutions provide the features and applications of enterprise telephone systems to employees at outlying offices, teleworkers and mobile workers over circuit, packet and wireless networks. Our solutions allow these distributed workers to utilize voice switch features such as 3 or 4 digit internal dialing, call transferring and conferencing. They also give employees access to company chosen telephony applications such as voicemail, unified messaging, auto attendant, directories and automated call distribution. Extending these voice applications to outlying employees increases productivity, facilitates internal collaboration and delivers to external callers transparent access to all telephone extensions throughout an enterprise.

          Digital Line Extension Technology. The features and applications of the voice switch reside on its digital line or user side. We have developed proprietary software and hardware interfaces that extract the voice and voice system signaling information from the user side of the switch. Our switch-side or gateway products then packetize and transmit this information to client-side or remote products over existing data networks. Utilizing this captured information, our remote products mimic the digital line side of the PBX, thereby transparently connecting the user's digital telephone set to the main voice system. Based on the protocol expertise and intellectual property we developed over the past decade, our products enable companies to deploy effective extended voice solutions without significant reconfigurations or upgrades to their existing enterprise voice systems.

          Similarly, our products enable employees at satellite or branch offices, teleworkers and mobile employees to use their digital telephone sets and existing user interfaces to seamlessly connect with their company's voice system. Using our digital line extension technology, we are also working with a number of companies to enable digital telephone sets to interface with next generation corporate voice systems such as IP-PBXs and network-based voice systems and applications. This digital line extension technology also enables us to terminate multiple types of telephone sets, including a variety of third-party digital telephone sets, analog telephone sets and IP-based telephone sets, off traditional and/or nextgen voice systems using MCK gateway products.

          Packet Voice Architecture. Our extensive experience in packetizing voice, voice signaling information and voice applications enables us to deliver a complete distributed voice solution over traditional circuit-based, packet-based and wireless networks. Utilizing our proprietary Remote Voice Protocol("RVP") software platform and our standardized hardware architecture, we packetize, compress, encode, transmit and decode voice over networks such as asynchronous transfer mode, or ("ATM"), digital subscriber line, or DSL, fiber, frame relay, IP, integrated services digital network, or ("ISDN"), leased line, T-1, fractional T-1 and traditional telephone networks. In addition to supporting RVP, we are adding support for a number of evolving industry standard voice protocols, including GR-303, H.323, SIP and MGCP, to enable our products to interface with next generation voice equipment located in both the enterprise and the network infrastructure of service providers. Our products packetize voice along with the most diverse range of signaling protocols and transmit them over the broadest range of circuit, packet and wireless networks while offering centralized management to simplify network administration. This enables enterprises and service providers broad business reach alternatives.

          We are evolving this technology to enable enterprises to incorporate new IP switches which interoperate with legacy switches, desksets and applications. Our support of the broadest range of signaling protocols creates a more open enterprise by providing enterprises migration alternatives.

          Lower Cost Solution. Our products provide a cost-effective solution, lowering costs in the following areas:

        - Transmission. Our products lower transmission costs by consolidating voice and data traffic over a single network, eliminating local loop service charges through toll bypass and enabling remote users to utilize volume-based, corporate long distance rates.

        - Management. Our products provide telecom managers the ability to centrally manage our remote devices using Telnet, hypertext mark-up language("HTML"), and simple network management protocol("SNMP"), with graphical user interfaces. Our customers can use these remote monitoring and diagnostic capabilities to solve problems on-line, thereby reducing the time and cost associated with dispatching a technician to a remote site.

        - Equipment. Our products enable companies to utilize their existing capital investment in enterprise voice systems, voice applications and data networks, thereby eliminating the need to expend significant additional capital on disparate, incompatible solutions such as key systems.

        - Facilities. Our products allow companies to reduce physical facility costs and infrastructure investments by enabling employees to work effectively outside of standard company locations.

          Compatibility with Leading voice switch Manufacturers. We have worked with Alcatel, Avaya, Ericsson, Iwatsu NEC, Nitsuko, Nortel and Toshiba to develop interfaces between our RVP software platform and their primary voice communications systems. These manufacturers have tested and validated in their labs that our RVP platform is interoperable with their primary switching products, including 4400/4200 (Alcatel), DEFINITY (Avaya), MD110/BP250 (Ericsson), ADIX (Iwatsu), DEFINITY (Avaya), NEAX 1000/2000/2400 (NEC), 1-Series (Nitsuko), Meridian (Nortel), Norstar (Nortel) and Strata DK (Toshiba) equipment.

STRATEGY

     Our strategy is to create a more "open" enterprise by being the leading provider of distributed voice solutions that enable businesses to unleash the power of their enterprise by connecting disparate voice networks. In pursuing this goal, we follow a three-prong strategy which enables enterprises to experience greater value from their voice systems. Historically, our business-quality remote voice solutions allowed corporations to extend the features and applications of the proprietary, circuit-based PBXs across distances to branch offices, remote call centers, and teleworkers using circuit networks. We have evolved this capability to work with the majority of enterprise voice systems as well as packet-based and wireless networks. By packetizing the voice and switch signaling, we enable the convergence of voice and data on a single data network. This enables enterprises to extend their business reach while providing the same voice functionality at all locations. The second prong of our strategy is to bundle with service providers to unite CPE with network services to offer businesses outsourced, value added voice services. Since our products are architected to support the broadest range of business voice protocols over the greatest range of networks, they enable service providers, such as Worldcom, to offer PBX Extension as a value-added service offering over their full range of packet, wireless and circuit-based networks. The third prong to our strategy is to provide systems which allow enterprises ease of evolving their systems from traditional, circuit-based voice switches and applications to nextgen switch, applications, and devices. Acting as pure packet processing engines, our products break down the closed system environment found in today's enterprise voice infrastructure by hooking protocols together to serve as the "bridge" between legacy voice equipment and next-generation networks and applications enabling disparate systems to interoperate. This allows enterprises a managed migration path by incorporating emerging technologies and nextgen systems without having to throw out existing infrastructure investments.

     As the voice infrastructure evolves over the next five to ten years, we believe that legacy and nextgen systems will co-exist. However, in time, we believe that the proprietary, circuit-switched PBX will begin to be replaced with next-generation IP-based CPE or "network-hosted voice" solutions located on the network outside of the company's premise. Concurrently, we envision associated voice applications migrating from a proprietary, customer-owned model to a standards-based model either managed by the customer or hosted by service providers.

     As MCK's distributed voice solutions continue to enable more "openness" and push control out to the edge of the network, end-users will gain access to full business functionality from any edge device by simply dialing into a gateway and passing authentication. Over time, users will be provided a range of applications and services from which to choose their own defined experience. Ultimately we believe in voice communications enabled via an infrastructure accessible as easily as today's electric power yet tapped into on an individual's own terms.

     The following are the principle elements of our business strategy to become the industry-standard bridge for voice networks and applications:

          Extend enterprise voice through PBX extension. Corporations continue to invest in PBX infrastructures. To date, we have been providing remote voice solutions that deliver seamless voice calls and associated features and applications such as voice mail, unified messaging, call accounting and 4-digit dialing over either circuit-switched (traditional telephone network) or packet-switched (data network) environments. For packet-based networks, our suite of EXTender products has been architected to work with virtually any network, including T1, xDSL, ATM and cable, using packet voice and Voice-over-IP protocols, and have been designed to accommodate the more complex requirements for delivering high-quality enterprise voice features.

          Our Gateway family of products is a corporate site solution that interfaces with the line side of the PBX. These products packetize and transcode voice and signaling, and support the transmission of business-quality voice applications to and from remote client devices. At the remote site, we offer a line of client products that interface with with the Gateways over virtually any network type. More than 250,000 EXTender ports are deployed today in many Fortune 5000 companies including General Electric, United Airlines, Waterhouse Securities and Xerox.

          Bundle with wire-line and wireless service providers and application service providers ("ASPs") to unite CPE and network services to deliver value-added applications and services. We continue to invest significant resources into our relationships with service providers, such as Worldcom, to deliver value-added services for integrated voice and data communications. We are also in trials with a number of wireless service providers to deliver PBX extension to mobile workers using their cellular handset as the client device.

          Bridge technology gaps between existing and nextgen switches, applications, devices and networks to enable enterprises managed migration. As rich, full-featured voice applications transition from proprietary, closed networks to open protocols over converged next-generation networks, whether enterprise or service provider based, our ability to hook protocols together and bridge between the proprietary, PBX-based voice infrastructure and these new applications will create the openness that has been missing in enterprise voice. We recognize the inherent value in the PBX and its ability to deliver rich applications such as unified messaging, voice mail, interactive voice response and call recording, among others. As new and different applications emerge that are based on standards-based IP protocols, we plan to work to provide enterprises with an effective migration path to enable the use of these new applications that are independent of the switch and location, while preserving their investments in digital telephone sets, the traditional user interface.

          Endorse and drive the adoption of emerging IP-based and next-generation network protocols by serving as the normalizer for uniting disparate systems. The adoption of open, standards-based technologies will facilitate the speed of next-generation network deployment. To address this, we are working with a number of regional and national organizations including the National Convergence Alliance, DSL Forum, Softswitch Consortium, and the appropriate standards bodies. In addition, to address the need for IP-enabled products that work with any network, we are architecting our products to support the leading Internet Protocols including H.323, Media Gateway Control Protocol ("MGCP") and Session Interface Protocol ("SIP").

          Leverage our unique capability of digital line side extension and set termination. We plan to continue working to provide business users with ways to access new, feature-rich voice applications such as unified messaging, interactive voice response and call recording by using the digital set or IP phone set as the application user interface. By pushing delivery of the application away from the traditional voice infrastructure, enterprise customers will be able to take advantage of the latest voice applications without having to retrain users or replace existing digital phone set equipment. In addition, enterprise customers will be able to take advantage of network-based services, which are delivering voice applications independent of traditional CPE, available at the push of a button from a digital set.

          Expand distribution, marketing and technology relationships. We expect to continue establishing distribution, marketing and technology relationships with OEMs, service providers and distribution channel partners to further penetrate our target markets and develop our products. We have development, marketing and distribution relationships with Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko and Toshiba and distribution relationships with Nortel's major channel partners such as Ameritech, Bell Canada, BellSouth, GTE/Verizon, SBC and Williams Communications. We have also established a number of other important distribution channel relationships with companies like Anixter, Sprint North Supply and Tech-Data. We expect to continue working with our channel partners to focus on major corporate accounts. In addition, we plan to continue building additional channels, both in the U.S. and international markets, to expand the distribution of our products.

          Continue to target Fortune 5000 corporations. Our systems presently are used by corporations such as American Express, Arthur Anderson, Avis, BancOne, Bank of America, Bear Stearns, Bloomberg, Circuit City, Compaq, Fidelity Investments, Merrill Lynch, Morgan Stanley, Oracle, Pepsico, Prudential, Ratheon, United, US Postal Service, Whirlpool, among others. We intend to continue to focus our distribution strategies on Fortune 5000 corporations. These organizations have made substantial capital investments in their existing enterprise voice systems and have significant numbers of locations and desire to support telecommuters. Accordingly, these companies have the most to gain from an integrated voice network. We are well positioned to target the Fortune 5000 market because our products interface with the majority of enterprise systems installed in North America. We will work with our existing and new partners to increase the market opportunity for, and drive market acceptance of, our products.

TECHNOLOGY

     We have developed expertise in digital line extension and the packetization of voice for transmission over data networks to address the technology challenges of extending the features and applications of enterprise voice systems to distributed locations as well as enable a more "open" enterprise. Another key component of our technological advantage is the flexible software and hardware architecture upon which we build our solutions. We will continue to invest significant resources to maintain and extend our technological advantage.

  Digital Line Extension Technology

     The rich features and applications of enterprise voice systems are accessed through the proprietary user or digital line side of the voice switch. These line-side interfaces enable the delivery of the features and applications of enterprise voice systems to digital telephone sets. As a result of our years of experience in working with major PBX voice equipment, we have gained a significant understanding of these line-side interfaces and have developed line-side software interfaces to a number of today's enterprise voice systems. In addition to our software interfaces, we have developed a hardware subsystem capable of duplicating the electrical interfaces of Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel and Toshiba systems. These line-side software and hardware interfaces extract the voice and the signaling information required to interface with PBX and KTS systems and, using our RVP software platform, packetize this voice and signaling information for transmission over data networks to our access products. We have developed messaging software that transmits this voice and signaling information from our access products to the digital telephone sets of the manufacturers that we support, thereby transparently connecting these sets to the PBX or KTS.

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

     Our proprietary software platform, RVP, packetizes, compresses and encodes circuit voice and signaling information for secure transmission over data networks. We have implemented both industry standard and proprietary voice prioritization and voice fragmentation techniques that use bandwidth efficiently while also ensuring that delay sensitive voice packets are delivered with the quality expected from voice. Much of this technology revolves around our core expertise in developing software that runs on standard digital signal processors, which are required for encoding voice for transmission over bandwidth constrained networks. In particular, we have designed and implemented the following software features in our products to improve the quality of packet voice transmission, minimize system delay and jitter, and utilize bandwidth efficiently:

     - Voice Compression. We integrate a number of industry standard voice coding algorithms, including G.711, G.726, G.729A and G.723.1, that compress voice to reduce the total bandwidth required for transmission.

     - Echo Cancellation. We deliver echoless voice by integrating industry standard acoustic echo cancellation technology, known as G.165 and F.168, to which we have made proprietary enhancements.

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

     - Dual Tone Multi-Frequency or ("DTMF") Processing Technology. Dual tone multi-frequency tones are generated by depressing buttons on digital telephone sets, enabling the digital telephone set to recognize dialed numbers used for outbound calls and for applications such as voicemail. Our proprietary technology improves the transmission of these tones over packet networks.

     We have significant experience in transmitting packet voice over both low-speed, traditional telephone networks and higher speed, broadband networks. We have developed network interfaces for the delivery of distributed voice over traditional telephone and ISDN connections and have incorporated third-party network devices to support T-1, leased line and frame relay networks. In addition, to deliver data alongside our packet voice transmission, we have expertise in terminating dial-up networking connections and bridging standard data traffic.

     In addition to supporting our proprietary protocol, RVP, and its ability to extract and translate legacy, proprietary signaling, we are incorporating support for a number of evolving industry standard protocols, such as GR-303, H.323, SIP and MGCP. This will enable our products to not only interface with the large and diverse installed base of voice systems but with next generation enterprise voice systems and applications as well as terminate IP-based telephone sets. Supporting both legacy and nextgen protocols enable our products to foster an open enterprise as well as interface with voice equipment and applications located in the network infrastructure of service providers and application service providers.

  Product Architecture

     We develop our products using a combination of proprietary and commercial hardware and software subsystems. Our product architecture enables these subsystems to be configured and adapted in order to deliver a broad range of enterprise voice product solutions, thereby minimizing product development cycles and maximizing manufacturing efficiency. Our products are fully compatible with the large installed base of telephone systems from Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel and Toshiba, and require no design modifications or upgrades to these systems or their respective digital telephone sets.

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

     All of our products share a common software library of functional modules that comprise our digital line interface software subsystem and our RVP software platform. Our digital line interface software subsystem is responsible for the interface to the proprietary software located on the digital line of the legacy voice switch. This software subsystem has been designed to emulate a majority of the business markets' telephone systems without requiring a change to our hardware architecture. This flexible software architecture also enables us to easily add software support for new enterprise voice systems. Our RVP software platform is responsible for packetizing voice and signaling information, as well as conditioning these voice packets for transmission over data networks. RVP has been engineered to enable new features to be easily and quickly introduced in parallel to its existing capabilities.

     All the software for our IP EXTender 4000, EXTender 6000 for branch offices and gateway product lines runs on the VxWorks real-time operating system from Wind River Systems. This industry standard operating system provides our engineers with a standard development environment in which to design new proprietary software applications and easily incorporate third-party software applications. A standard development environment such as VxWorks allows for the rapid prototyping and application development necessary for our products that serve as platforms for future applications.

PRODUCTS

     We have worked with Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel and Toshiba to develop interfaces between the proprietary software of these leading enterprise voice vendors and our RVP software platform and standard hardware architecture. We generally enter into contracts with these vendors which provide us access to their proprietary software and grant us rights to develop, manufacture and sell products which interface with each vendor's equipment. As a result of these relationships, we have developed substantial expertise in understanding and interfacing with their proprietary systems. These manufacturers have tested and validated in their own labs that our RVP platform is interoperable with a variety of their equipment. Currently, our EXTender series of products is compatible with the following PBX systems: 4400/4200 (Alcatel); DEFINITY (Avaya); MD110/BP250 (Ericsson); ADIX (Iwatsu); NEAX 1000/2000/2400 (NEC); 1-Series (Nitsuko); Meridian (Nortel); Norstar (Nortel); and Strata DK (Toshiba).

     The EXTender solution consists of the following component parts:

     - Gateways. Devices located near the voice switch, PBX or KTS, that extend the signaling along with the voice traffic and applications to our remotely located client devices; and

     - Clients. Single or multi-user remotely based, CPE devices that service outlying offices, teleworkers and mobile workers.

     Our EXTender series of products enables companies to provide the functionality of enterprise voice systems and all of their supported applications to users who traditionally have not had access to the company's telephone system and its voice applications because of the limitations of current systems. Our products enable the main telephone system to act as a server that distributes features and applications any and all locations over networks such as ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1, fractional T-1, wireless and traditional telephone connections. Employees can utilize digital telephone sets identical to the sets deployed at company headquarters and access the central voice system for applications such as voicemail, automated call distribution, auto attendant, directories and interactive voice response, and features such as 3 or 4 digit internal dialing, conferencing and call forwarding. By enabling all employees, regardless of location, to have access to a company-wide system, our EXTender solutions create a single, unified voice network.

  PBX Gateway Products

     Our PBX gateway products, located at the company's PBX site, interface with the line side of the switch and create extensions of voice and telephony applications to our clients or remotes.

     - PBXgateway II. The PBXgateway II supports up to 24 simultaneous users connected via both our multi-user and single-user client devices. Depending upon the software version of the product, the PBXgateway II will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections. It also has available internal network termination optionals.

     - PBXgateway. The PBXgateway supports our multi-user and IP-based single user client devices and is available in both 8 and 12 port versions. Like the PBXgateway II, the PBXgateway will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections.

     - Mobility Gateway. The Mobility Gateway allows a cellular handset to act as a fully functioning digital handset. Using a cellular handset, a user can send and receive calls through the PBX as well as access all of the company's voice applications -- even when the user is "on the road". This enables a user to handle a call just as if they were sitting at their desk in the office. This includes call hold, transfer, conferencing, 4-digit dialing, auto attendant, directories as well as receiving calls via the cellular handset. This ability to receive calls is more powerful than a "findme" capability since the PBX treats the cell phone as if it were a digital deskset. The Mobility Gateway bridges the call traffic directly to the cellular handset through the enterprise voice switch. For instance, if "no answer", the voice mail system responds giving the user the convenience of one voice mailbox to check. This solution requires no terminating client device.

     When the product is configured to support IP-based networks, the PBXgateway extends the functionality of the company's PBX to a variety of our multi-user and single-user IP products, including the EXTender 6000 for branch offices and the IP EXTender 4000 Clients. The PBXgateway can support up to simultaneous users across any of these products over multiple network types. All of our Gateways can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP and HTML interfaces. As part of our strategy, we are positioning this product as a platform to deliver new applications and services to our clients, utilizing both new software components.

  PBX Client Devices

     Our multi-user or branch office products connect remote offices to the company's telephone system over data networks.

     - EXTender 6000 for branch offices. EXTender 6000 for branch offices is a multi-user product that is available in both 8 and 12 port configurations. The EXTender 6000 for branch offices located at the remote office connects to our PBXgateway product located at the company's PBX site. The product has dual external network interfaces that allow for multiple connection options over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections. It also provides redundancy capability. An optional analog card is also available, which provides local dialing capabilities and emergency 911 access. The EXTender 6000 for branch offices can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP or HTML interfaces. The product's ability to dynamically allocate bandwidth between multiple users allows for flexible configurations and bandwidth conservation. The product is designed using a standard 19-inch, rack-mountable form factor so multiple units can be deployed in parallel to service larger outlying offices.

     Our single-user product line enables teleworkers and geographically distributed call center agents to connect to the company's main telephone system and data network via a PBXgateway over public and private networks.

     - EXTender 1000. The EXTender 1000 supports both voice and data over a single POTS telephone line. The product contains a built-in, industry-standard 56 kilobits per second, or Kbps, modem which enables the user to access the corporate data network and supports standard Windows-based, dial-up networking technology. The remote user's personal computer and full-featured digital telephone set plug into the product, which terminates and multiplexes voice and data over a single telephone line. The EXTender 1000 unit is situated at the remote location and connects to either another EXTender 1000 unit or a PBXgateway II located at the company's PBX site.

     - EXTender 3000. The EXTender 3000 supports both voice and data over an integrated services digital network, or ISDN, connection. An integrated services digital network connection is composed of two 64 Kbps channels that each can deliver a separate network connection. With its built-in network interface, the EXTender 3000 enables the remote user to connect a digital telephone set and a personal computer into the EXTender 3000. The EXTender 3000 unit situated at the remote location is connected to either another EXTender 3000 unit or a PBXgateway II located at the company's PBX site. There are two versions of the EXTender 3000:

           - EXTender 3000 S/T. The EXTender 3000S/T utilizes a serial data connection and offer simultaneous voice and data multiplexed over a single channel. The second channel is available for analog devices such as a fax, additional phone or a modem. It incorporates a standard Windows-based, dial-up networking technology to enable the user to set up a dial-up network connection to a remote access server.

           - EXTender 3000 E. The EXTender 3000E offers dedicated voice over one channel and a 64 Kbps Ethernet data connection on the second channel. The EXTender 3000E uses an Ethernet port and bridging technology to enable simultaneous voice and data network access capabilities. In addition, standard hardware compression technology is utilized to significantly enhance data throughput. When not used for Ethernet data, the second channel is available as an analog port, supporting a fax, additional phone or modem.

     - EXTender 4000. The EXTender 4000 delivers voice extension over any IP network. The product sits behind an external network termination device and delivers IP-based voice over data networks. The IP EXTender 4000 connects to a PBXgateway product located at the corporate site.

  Other Products

     - Recording Interface. Our Recording Interface converts digital voice from proprietary PBXs into a standard audio output so that voice calls can be recorded on any voice logger or recording device. We offer 3 configurations that support from 2 to 48 lines, and are modular in nature, allowing for easy expansion to accommodate more users. Our Recording Interface is compatible with the following voice systems:
       DEFINITY (Avaya); Meridian (Nortel); Norstar (Nortel); DMS Centrex (Nortel); CallCenter (Aspect); NEAX (NEC); and HiCom (Siemens).

SALES AND MARKETING

     We primarily sell our products through an indirect distribution system that includes the following channels: OEMs, ILECs, systems integrators and distributors, telecom and datacom VARs, and service providers. We support our sales channels with our own internal sales professionals as well as marketing programs, lead generation, educational programs, field technical support and telephone technical support. At April 30, 2001, our sales team was composed of a vice president of worldwide sales, 6 channel sales managers, 19 regional sales managers, 8 systems engineers, 6 inside sales specialists, and 2 sales administrators. Our multi-channel strategy enables us to create end-user demand for our products and services, and access corporate opportunities identified by our channel partners, while also allowing the enterprise customers to choose the reseller that is most appropriate for delivering those products and services to them. Our primary distribution channels include:

OEMs....................................    Alcatel, Ascom, Avaya, Brooktrout,
                                            Comverse, Dictaphone, Ericsson, Iwatsu,
                                            NEC, Nitsuko, Nortel, Toshiba
ILECs...................................    Ameritech, Bell Canada, Bellsouth, GTE/
                                            Verizon, PacBell, SBC, Southwestern
                                            Bell,

Systems Integrators and Distributors....    Anixter, Calayst, Dacon, IBM Global
                                            Services, One Nation Technology,
                                            Solunet, Sprint North Supply, Tech Data,
                                            VodaOne, Williams Communications
Telecom and Datacom VARs................    CDW, Frantel, GBH, IKON, NACR, Northwest
                                            Extension, PB Exchange, Ronco,
                                            TeleCommute Solutions
Service Providers.......................    WorldCom

     Our channel sales managers work at a corporate level with all of our largest channel partners in developing sales and marketing plans that are implemented at the field levels. These channel sales managers are primarily responsible for driving business through the Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nortel and Toshiba channels. They also work with our regional territory managers on large sales opportunities and national accounts. We have channel managers located in Boston, Dallas, London and Montreal.

     Our regional sales managers provide support to all of the channels in their geographic territory. They work closely with our channel partners, participating in end-user briefings, proposals, product training sessions, end-user seminars, trade shows and other demand generating activities. In addition, regional sales managers are involved in generating and qualifying end-user leads that are closed in partnership with our indirect channels. We have regional sales managers located in Atlanta, Boston, Chicago, Dallas, Los Angeles, Nashville, Phoenix, Seattle, Calgary, Toronto, and London.

     Our field-based systems engineers, located in Boston, Denver, Newark, London and Toronto, provide our channels with technical training and perform pre- and post-sale technical support for our channels and end-user customers. All of our systems engineers have in-depth industry experience and product expertise. They assist our channel partners with proposals, configurations, requests for quotations and executive briefings, and perform other consultative duties.

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

     Sales outside of the United States accounted for 15.3% and 18.4% of sales in fiscal year 2000 and 2001, respectively. We sell globally through Alcatel, Avaya, NEC and Toshiba. In addition, we have a distribution arrangements with over 15 other international distributors.

     We focus our marketing efforts on awareness generation, lead generation and sales support activities. Our marketing audience includes existing and prospective customers, channel partners, trade and business press, industry analysts and others who are influential in the industry.

     We participate in approximately 20 trade shows annually, taking advantage of joint marketing opportunities with our resellers and channel partners whenever possible. Trade show efforts include shows in the telecommunications, teleworking, CTI, networking, call center and service provider industries. We participate in many seminars with our resellers, as well as all major PBX user group events and industry-related conferences. We use direct marketing programs to generate awareness and qualified leads. Many campaigns are executed in conjunction with our resellers, customized with their messages and contact information and then mailed to their prospect and customer lists. Additionally, we dedicate significant marketing resources to public relations activities, generation of product and partner press releases, speaking opportunities, by-lined articles, product reviews, customer success stories and editorial coverage.

     To support our sales channels, we prepare training materials, presentations, collateral, cost-justification tools, competitive analysis, case studies, product configurations, fact sheets, product introduction kits and distributor success guides. Our web site serves as an information source for end users, prospects and channel partners, as well as a lead generation and configuration tool as well as customer service resource. Our regional sales managers and systems engineers regularly visit our reseller offices and conduct product and technical training. Our marketing database and sales force automation system currently contains over 17,000 records that can be segmented and are marketed to regularly.

CUSTOMER SUPPORT

     A high level of customer support and service is critical to developing long-term relationships with our major distribution channels and end-user customers. The majority of our service and support activities are related to installation support and initial network configuration issues. In North America, we also offer a variety of comprehensive and flexible maintenance and support programs including basic product warranty, installation services, 24 hour a day, 7 day a week remote telephone support and onsite maintenance services. Our products are architected with support in mind. For example, our branch products are engineered with remote monitoring, management and diagnostic capabilities so that problems can be diagnosed on-line, thereby reducing the time and costs associated with dispatching a technician to a remote site.

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

     At April 30, 2001, we employed 13 people in customer support. Although we may augment our Boston, Dallas and Calgary-based support staff, we do not intend to recruit our own direct field service and support organization.

CUSTOMERS

     We sell substantially all of our products through independent channel partners. The following is a representative list of our indirect channel partners who have purchased products from us during 12 months ending April 30, 2001:

Alcatel                       Ericsson                      Positron
Ameritech                     Frantel                       SBC
Anixter                       GBH                           Sprint North Supply
Avaya                         GTE                           Tech Data
BC Tel                        IBM Global Services           Teleswitch
Bell Canada                   Nitsuko                       Toshiba
BellSouth                     NEC                           Voda One
Dacon PLC                     Northwest Extension           Williams Communications
Dictaphone                    PB Exchange                   WorldCom

     For the fiscal year ended April 30, 2001, Avaya (formerly Lucent Technologies) accounted for 24.1% of our revenues, and our ten largest customers, including Avaya, accounted for 63.2% of our revenues. For the fiscal year ended April 30, 2000, Avaya accounted for 45.6% of our revenues, and our 10 largest customers, including Avaya, accounted for 76.1% of our revenues. No other customer represented over 10% of our revenues in either period.

RESEARCH AND DEVELOPMENT

     To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our existing products and designing new products that address customer needs and changes in the marketplace. We have assembled a team of experienced hardware and software engineers with capabilities in both networking and telecommunications. Our engineering expertise includes significant understanding of:

     - the digital line or user side of proprietary enterprise voice systems

     - digital audio technology, such as echo cancellation and voice compression algorithms

     - voice enabling signaling

     - voice over packet networks including IP telephony

     - data network and telephony interfaces

     - network diagnostic and management frameworks

     At April 30, 2001, we employed 60 people in our engineering organization, and intend to continue to affordably expand all functional areas of the engineering organization. We perform research and product development activities at our principal offices in Needham, Massachusetts, as well as at our Allen, Texas and Calgary, Alberta development facilities.

     Our research and development process is driven by market demand. Product development begins with a comprehensive functional product specification based on input from all functional groups and levels within our company. In addition, we value feedback from our end-user customers and distribution channel partners, and have incorporated a significant amount of customer-requested functionality in our products. We are also active in industry bodies and standards committees and utilize information from these organizations in our product development process. Finally, we have maintained an ongoing dialogue and established technology relationships with a number of PBX and KTS manufacturers, internetworking vendors, broadband equipment suppliers and service providers. We will continue to focus our efforts with these companies to develop products that meet specific market requirements in growth sectors.

     We intend to continue enhancing the functionality of our existing EXTender and PBXgateway systems by expanding the range of products and client devices supported as well as expanding the range of connectivity services by incorporating trunk side interfaces, including IP network survivability through failover support to public-switched network, and expanding support of remote management and provisioning. This will further differentiate our products from the competition while broadening our addressable market. We will focus our new products' efforts on bundling with incumbent Service Providers' network services with emphasis on mobile environments and we will continue to bridge the gap between legacy and nextgen switches, devices and applications. Specifically for the later, we will enable IP switch and telephony application providers, whether CPE or network based, to distribute their systems' functionality to the broadest installed base of endpoints. This will not only give vendors a stronger solution equation, but provide enterprises more flexibility to manage their path to nextgen environments.

PRODUCT VALIDATION LABORATORY

     Over the past two years, we have hired the personnel and purchased the equipment necessary to build and improve our product validation laboratory. Of the 60 people in our engineering organization, 7 are dedicated full time to our product validation laboratory. Their efforts are focused on ensuring world class product quality. At both our Needham, Massachusetts and Calgary, Alberta development facilities, we have constructed state of the art laboratories with equipment from such vendors as ADC Kentrox, Alcatel, Ascend, Cisco, Copper Mountain, CopperCom, Efficient Networks, Ericsson, IBM, Iwatsu, Jetstream, Avaya, NEC, Netopia, Newbridge, Nitsuko, Nortel Networks, Packeteer, Paradyne, Sylantro and Toshiba.

     Our Calgary, Alberta facility system tests the product line and validates our product's integration with the major voice switches, applications and desksets that we support. We conduct extensive product testing to ensure that our equipment meets the high standards for voice quality and reliability associated with mission critical systems such as PBXs. We also conduct extensive tests on the embedded systems within our product line as well as on all the features and functions.

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

MANUFACTURING

     We outsource our manufacturing to three contract manufacturers. Mack Technologies, located in Westford, Massachusetts, manufactures our Gateway products as well as our EXTender 6000 for branch offices and EXTender 4000 clients. They are ISO 9002 certified and provide full turnkey services, including material procurement, final assembly, testing, shipment to our customers and warranty repair. Electronic Manufacturing Group, located in Calgary, Alberta, manufactures our EXTender 1000 and 3000 product lines. OEM Worldwide, located in Watertown, South Dakota, manufactures our recording interface product line. Both Electronic Manufacturing Group and OEM Worldwide provide us with printed circuit assemblies. We then complete the final assembly, testing and inspection of these printed circuit assemblies at our Allen, Texas facility. We are ISO 9001 certified.

     We design and develop the key components, including printed circuit boards and software, for all of our products. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. We design the tests and specify the testing equipment for the product testing performed at Mack Technologies and at our facility in Allen, Texas.

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

COMPETITION

     We compete in a new, rapidly evolving and highly competitive and fragmented industry that is subject to increasing product, market and technology changes brought about by the introduction of new technologies, the deployment of broadband networks and changes in the regulatory environment. We believe that the main competitive factors in our market are the following:

     - technology partnerships, particularly with the major PBX manufacturers and service providers

     - system reliability and performance

     - sales and distribution capability

     - price/performance characteristics

     - access to third-party technology

     - conformance to industry standards

     - brand name recognition

     - ease of deployment and use

     - timeliness of product introductions

     - product features and breadth

     - customer relationships

     - technical support and service

     - pace of enterprise voice evolution

     We believe our success in competing with other manufacturers of communications products depends primarily on:

     - our ability to enter into and maintain key technology, business development and distribution relationships with third-party manufacturers, distributors, resellers, system integrators and service providers in our market segment

     - our engineering, marketing and sales skills

     - the price, quality and reliability of our products

     - our delivery and service capabilities

     Our principal competitors include large telecommunications manufacturers such as Nortel and Avaya. Nortel's 6150 product line competes against our Gateway and EXTender 6000 products and their Home Office II product competes against our EXTender 3000 product line. Avaya's R300 product competes against our Gateway and EXTender 6000 products. It is likely that a number of other public and private companies are developing next generation network access products that target the branch office and telecommuting marketplaces. For example, Intel announced its iPOD product line which will be available later this year and will provide PBX extension capabilities to branch offices. We expect competition to intensify in the future and new competitors to emerge.

     Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources, more established distribution channels and stronger relationships with service providers. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Furthermore, we believe some of our competitors may offer aggressive sales terms, including financing alternatives, which we may not be able to match. These competitors may enter our existing or future markets with solutions that may be less expensive, provide higher performance or additional features or be introduced earlier than our solutions. Given the market opportunity, we expect that other companies may enter our market with better products and technologies. If any technology that is competing with ours is more reliable, has better quality, is less expensive or has other advantages over our technology, the demand for our products could decrease.

     We expect our competitors to continue to improve the performance of their current products and introduce new products or new technologies. Successful new product introductions or enhancements by our competitors could reduce the sales or market acceptance of our products, perpetuate intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive.

     Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary knowledge and trade secrets, and employ various methods to protect our trade secrets and knowledge. We presently have no patents. We have one provisional patent application pending on a system for and method of extending a PBX phone port to an external phone device.

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

EMPLOYEES

     At April 30, 2001, we had a total of 186 employees, of which 60 were in research and development, 80 were in sales, marketing, business development and customer support, 19 were in manufacturing and operations, and 27 were in finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 2.  PROPERTIES

     We currently lease approximately 48,000 square feet of space at our headquarters in Needham, Massachusetts under a lease that expires in March 2007. We have concurrently sub-let 15,000 square feet of this space for a term of 3 years to an unrelated third party and believe the additional space will not impact our operating results until we occupy the space. We also lease approximately 12,500 square feet at our development center in Calgary, Alberta under a lease that expires in October 2005 and 16,700 square feet at our applications business unit in Allen, Texas that expires in August 2004.

ITEM 3.  LEGAL PROCEEDINGS

     On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart's complaint. The trial of this action is scheduled for July 23, 2001. We are unable at this time to estimate the probability of a favorable or unfavorable outcome or to estimate the amount of any losses in the event of an unfavorable outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     MARKET PRICE FOR COMMON STOCK. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported by NASDAQ:

FISCAL QUARTER ENDED                                           HIGH        LOW
--------------------                                          -------    --------
July 31, 2000...............................................  $36.625    $18.0625
October 31, 2000............................................   38.125     14.0625
January 31, 2001............................................    21.25      4.3906
April 30, 2001..............................................   6.8125        1.75

     HOLDERS OF RECORD. As of May 31, 2001, there were approximately 125 holders of record of our common stock and 20,180,325 shares of Common Stock outstanding.

     DIVIDEND POLICY. To date, the Company has not paid any cash dividends on its Common Stock. The Company currently anticipates that it will retain any available funds to finance the growth and operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED HISTORICAL CONDENSED FINANCIAL INFORMATION

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended April 30, 1999, 2000 and 2001, and the balance sheet data at April 30, 2000, 2001, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of MCK Communications, Inc. included elsewhere herein. The statement of operations data set forth below for the years ended April 30, 1997 and 1998 and the balance sheet data at April 30, 1997, 1998 and 1999 are derived from audited Consolidated Financial Statements of MCK Communications, Inc. not included herein.

                                                                    YEARS ENDED APRIL 30,
                                               ----------------------------------------------------------------
                                                  1997         1998         1999         2000          2001
                                               ----------   ----------   ----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Revenues.....................................  $    5,921   $    7,876   $   14,270   $    25,082   $    38,220
Cost of goods sold...........................       2,313        2,800        5,390         9,455        15,287
                                               ----------   ----------   ----------   -----------   -----------
Gross profit.................................       3,608        5,076        8,880        15,627        22,933
Operating expenses:
  Research and development (excluding
    amortization of stock based compensation
    of $0, $0, $175, $1,558 and $830 in 1997,
    1998, 1999, 2000 and 2001,
    respectively)............................         815        1,758        3,349         4,876         9,232
  Sales and marketing (excluding amortization
    of stock based compensation of $0, $0,
    $110, $1,853 and $1,005 in 1997, 1998,
    1999, 2000 and 2001, respectively........       1,145        2,191        3,888         7,817        13,820
  General and administrative (excluding
    amortization of stock based compensation
    of $0, $0, $120, $1,234 and $1,067 in
    1997, 1998, 1999, 2000 and 2001,
    respectively)............................         607        1,485        1,617         2,475         4,646
  Amortization of stock based compensation...          --           --          406         4,645         2,902
  Amortization of goodwill and other
    intangibles(1)...........................          --           --           --            --         4,588
  Write-off of in-process research and
    development(2)...........................          --           --           --            --         3,694
  Restructuring..............................          --           --           --            --           597
  Transaction-related charge.................         493           --           --            --            --
                                               ----------   ----------   ----------   -----------   -----------
         Total operating expenses............       3,060        5,434        9,260        19,813        39,479
                                               ----------   ----------   ----------   -----------   -----------
Income (loss) from operations................         548         (358)        (380)       (4,186)      (16,546)
Other income (expense).......................        (343)        (595)        (207)          758         3,617
                                               ----------   ----------   ----------   -----------   -----------
Income (loss) before income tax provision
  (benefit) and dividends on redeemable
  preferred stock of subsidiary..............         205         (953)        (587)       (3,428)      (12,929)
Income tax provision (benefit)...............         302           --           --           100        (1,130)
Dividends on redeemable preferred stock of
  subsidiary.................................         133          160          197            97            --
                                               ----------   ----------   ----------   -----------   -----------
Net loss.....................................        (230)      (1,113)        (784)       (3,625)      (11,799)
Dividends on redeemable preferred stock......       1,011        1,220        1,966         1,285            --
                                               ----------   ----------   ----------   -----------   -----------
Net loss applicable to common shares.........  $   (1,241)  $   (2,333)  $   (2,750)  $    (4,910)  $   (11,799)
                                               ==========   ==========   ==========   ===========   ===========
Basic and diluted net loss per common
  share......................................  $    (0.39)  $    (0.67)  $    (0.71)  $     (0.44)  $     (0.61)
Shares used in computing basic and diluted
  net loss per common share..................   3,188,152    3,476,282    3,881,526    11,144,565    19,213,239
Pro forma basic and diluted loss per common
  share......................................                                               (0.31)
Shares used in computing pro forma basic and
  diluted loss per common share..............                                          15,268,368

CONSOLIDATED BALANCE SHEET DATA:
  Cash and equivalents(1)(2).................       3,228        1,867        3,285        75,724        54,802
  Working capital(1)(2)......................       4,965        3,545        5,578        78,288        58,444
  Total assets(1)(2).........................       6,517        5,665        9,428        87,194        90,397
  Long term debt.............................       5,000        5,000        2,500            --            --
  Redeemable preferred stock.................      18,069       19,449       28,205            --            --
  Total stockholders' equity
    (deficit)(1)(2)..........................     (17,568)     (20,050)     (24,040)       80,946        82,860

---------------
(1) See footnote 16 on page F-17

(2) See footnote 17 on page F-18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus.

OVERVIEW

     MCK Communications is a leading provider of products that enable businesses to unleash the power of their voice communications systems by:

     - extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks

     - bundling with service providers to unite customer premise equipment ("CPE") and network services to deliver new outsourced, value added services

     - bridging technology gaps between existing and next generation ("nextgen") applications (i.e., unified messaging), IP switches and devices (i.e., IP telephones) to enable enterprises ease of technology migration.

This combination enables a more open enterprise. We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts, have development centers in Allen, Texas and Calgary, Canada, and maintain a sales and marketing office in the United Kingdom.

     From our inception in 1989 through 1993, we were a small company based in Calgary, Canada that designed and marketed a number of niche, voice products targeted at the oil industry. Commencing in 1993, we altered our business focus and began developing remote voice access products for enterprise telephone systems by using the technology derived from this initial business. These efforts led to the development of our EXTender product line. During the period from 1993 through 1995, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, and developing OEM relationships. We shipped our first remote voice access product, the EXTender 1000, in 1995. Since then we focused our research and development efforts on developing additional remote voice access products and product enhancements, and more recently creating technologies to enable a more "open" enterprise. In addition, we established a product validation laboratory, built international indirect sales channels, developed additional technology relationships, and established our sales, marketing and customer support organizations.

     Through the fiscal year ended April 30, 1999, our revenues consisted primarily of product sales of our single-user remote voice access products and, to a lesser degree, our recording interface gateways products. In April 1999, we released our first multi-user remote voice access products, the EXTender 6000 for branch offices and the PBXgateway, and we are presently developing additional products that operate over broadband and wireless networks. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of our access and gateway products, with sales of recording interface gateways representing a decreasing percentage of our revenues. Among our access and gateway products, we believe that the multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products may decline as a percentage of our revenues. To date we have generated minimal service and maintenance revenues. We do not expect maintenance or service revenues to be a significant portion of our revenues. Periodically, we have received non-recurring engineering fees, although such fees have not been material to date.

     For the fiscal years ended April 30, 2000 and 2001, Avaya (formerly Lucent Technologies) accounted for approximately 45.6% and 24.1%, respectively of our revenues. However, during the last six months of our fiscal year ended April 30, 2001, sales to Avaya fell to $2.1 million or 12.8% of our business compared to $7.1 million or 32.5% of our business in the previous six month period. The revenue shortfall from Avaya was not offset by revenue contributions from other channels and had an adverse effect on our business. We believe the reduction in revenues from Avaya is related to a change in their inventory carrying policy, a slow down in their overall business and their release of internally developed competitive products. Additionally, a weak economy has lead to a slow down in capital spending which has also had a negative impact on our business. We expect the trend of lower Avaya revenues to continue until the implementation of their new inventory carrying policy is complete and their business recovers. However, there can be assurance that revenue from Avaya will return to previous levels. We cannot currently predict when capital spending will rebound to previous levels.

     We recognize product revenues upon shipment to the customer. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances, which amounts, to date, have not been significant. Service revenues are recognized as the services are performed. Maintenance revenues are deferred and recognized over the period of the contract.

     Our cost of goods sold consists primarily of purchased finished products from Mack Technologies and purchased subassemblies from EMG and OEM Worldwide. We incur additional costs to test and assemble these subassemblies for shipment to our customers. Cost of goods sold also includes certain manufacturing overhead costs, primarily facilities and related depreciation. Additionally, our cost of goods sold includes costs related to maintenance and support services provided to our distribution channels and end users through Vital Network Services, a third-party support provider.

     Research and development expenses consist primarily of salaries and related personnel costs and contract engineering, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. As of April 30, 2001, all research and development costs have been expensed as incurred. We will continue to enhance existing products and fund new product development initiatives targeted at the growing service provider and next generation equipment manufacturer market segments. We expect research and development expenses to increase in both real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures on our product validation laboratories that test the interoperability of our products with enterprise voice systems and other products. This competency continues to be critical to our business as we develop additional products that function over circuit, packet and wireless networks in conjunction with third-party data equipment.

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. We primarily sell our products through an indirect distribution system that includes the following channels: OEMs and private label partners, ILECs, systems integrators and distributors, telecom and datacom VARs and service providers. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels. We intend to pursue sales and marketing campaigns to deepen penetration with existing partners and selectively expand to new distribution channels. As revenues increase, we expect sales and marketing headcount and associated expenses to increase accordingly.

     General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. We expect that general and administrative expenses will remain relatively constant during fiscal year 2002.

     Stock based compensation expenses resulted from the granting of restricted stock and stock options to employees and directors with exercise prices per share determined to be below the deemed fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense over the vesting period of the individual options, generally four years. At April 30, 2001, deferred compensation to be amortized in future periods amounted to $1.6 million. The amortization of existing deferred stock-based compensation is expected to impact our reported results of operations through the July 2003 quarter.

     Amortization of goodwill and other intangibles. In June 2000, we acquired all of the outstanding stock of Digital Techniques Incorporated Holding "DTIH" and its subsidiary Digital Techniques, Inc. "DTI" and certain other assets for $12.7 million in cash and stock valued at $10.9 million. The acquisition provided us with technologies to expand our current line of distributed voice products, development rights to additional protocols and an expanded customer base. In conjunction with the acquisition, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles will be amortized over a period of 5 years and will impact our operating results through fiscal year 2005.

     Other (income) expense, net consists primarily of interest expense related to our subordinated debt, offset by interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on intercompany transactions.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the periods indicated as a percentage of revenues.

                                                               YEARS ENDED APRIL 30,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   37.8     37.7     40.0
                                                              -----    -----    -----
Gross profit................................................   62.2     62.3     60.0
Operating expenses:
  Research and development..................................   23.5     19.4     24.2
  Sales and marketing.......................................   27.3     31.2     36.1
  General and administrative................................   11.3      9.9     12.2
  Amortization of stock based compensation..................    2.8     18.5      7.6
  Amortization of goodwill and other intangibles............     --       --     12.0
  Write-off of in-process research and development..........     --       --      9.7
  Restructuring.............................................     --       --      1.5
                                                              -----    -----    -----
          Total operating expenses..........................   64.9     79.0    103.3
                                                              -----    -----    -----
Loss from operations........................................    2.7     16.7     43.3
Other (income) expense, net.................................    1.5     (3.0)    (9.5)
                                                              -----    -----    -----
Loss before income tax provision (benefit) and dividends on
  redeemable preferred stock of subsidiary..................    4.1     13.7     33.8
Income tax provision (benefit)..............................     --      0.4     (2.9)
                                                              -----    -----    -----
Net loss before dividends on subsidiary redeemable preferred
  stock.....................................................    4.1%    14.1%    30.9%
                                                              =====    =====    =====

  Fiscal years ended April 30, 2000 and 2001

     Revenues. Revenues increased from $25.1 million for the fiscal year ended April 30, 2000 to $38.2 million for the fiscal year ended April 30, 2001, an increase of $13.1 million or 52.4%. This increase was primarily due to the increased sales of our remote voice access products, and our multi-user remote voice products in particular. The multi-user remote voice products accounted for approximately $19.6 million or 51.4% of revenues during the year ended April 30, 2001, compared to $12.1 million or 48.3% of revenues in the year ended April 30, 2000. Secondarily, revenues for fiscal 2001 increased by approximately $7.4 million due to our acquisition of DTI in June of 2000. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past two years, divested its PBX unit into a standalone business named Avaya. Revenue from Avaya declined from $7.1 million during the first six months of fiscal 2001 to $2.1 million during the last six months of fiscal 2001. This decrease in revenue had an adverse affect on our operating results. We believe the reduction in revenues from Avaya is directly related to a slow down of Avaya's overall business. We expect the trend of lower Avaya revenues to continue until we have seen the completion of their inventory model transition and a strengthening of their core business. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business. Additionally, both Avaya and Nortel introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We will continue leveraging our distribution channels to drive revenue. However, our revenues and gross profit could be harmed if we need to reduce our prices to remain competitive.

     Cost of goods sold. Cost of goods sold increased from $9.5 million for the fiscal year ended April 30, 2000 to $15.3 million for the fiscal year ended April 30, 2001, an increase of $5.8 million or 61.7%. This increase was primarily related to the increase in volume of units shipped. Gross profit decreased from 62.3% for the year ended April 30, 2000 to 60.0% for the year ended April 30, 2001. The decrease in gross profit was primarily attributable to a $500,000 write down of inventory related to the discontinuance of certain non-strategic products as well as increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our 24-port gateway and cost reduced EXTender 4000 products. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy, increased competition, and rising costs of certain components.

     Research and development. Research and development expenses increased from $4.9 million for the fiscal year ended April 30, 2000 to $9.2 million for the fiscal year ended April 30, 2001, an increase of $4.4 million or 89.3%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and cost reduced EXTender 4000 products, and, to a lesser extent, related overhead costs. For the year ended April 30, 2000 and 2001, research and development expenses increased as a percentage of revenues from 19.4% to 24.2% as a result of increased spending and lower than expected revenues in the second half of the year.

     Sales and marketing. Sales and marketing expenses increased from $7.8 million for the fiscal year April 30, 2000 to $13.8 million for the fiscal year ended April 30, 2001, an increase of $6.0 million or 76.8%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, the write-off of $500,000 of accounts receivable due to the bankruptcy of a reseller, and, to a lesser extent, increased marketing activities in support of more diversified distribution. For the year ended April 30, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 31.2% to 36.1% as a result of increased spending and lower than expected revenues in the second half of the year.

     General and administrative. General and administrative expenses increased from $2.5 million for the fiscal year ended April 30, 2000 to $4.6 million for the fiscal year ended April 30, 2001, an increase of $2.2 million or 87.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, fees associated with the recruiting and hiring of our new Chief Executive Officer, and, to a lesser extent, professional service costs. For the year ended April 30, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 9.9% to 12.2% as a result of increased spending and lower than expected revenues in the second half of the year.

     Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $4.6 million and $2.9 million of stock-based compensation expense in the fiscal years ended April 30, 2000 and 2001, respectively.

     Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles are being amortized over a period of 5 years and will impact our operating results through fiscal 2005. During the year ended April 30, 2001, we recorded $4.6 million of amortization expense related to goodwill and intangibles.

     Write-off of in-process research and development. During fiscal 2001 we allocated $694,000 of the $23.6 million purchase price for the DTIH acquistion and 100% of the Entrata acquisition price to in-process research and development. We did not incur any such charges in fiscal 2000. In-process research and development represents ongoing acquired research and development projects which have yet to reach technological feasibility and would have no probable alternative future use. We used independent professional valuation consultants to assess and allocate values for the DTIH acquisition. With regard to Entrata, it was estimated that the non-exclusive license we purchased was less than 50% complete and would require approximately $2.0 million of additional funding to integrate with our technology. No assurance can be given, however, that the underlying assumptions used in the valuation of these projects will be realized. Additionally, the development of our technology has inherent risks in the design of its hardware and software components, the manufacture of the product, and the development of a marketplace to sell the product. If we experience problems or delays in designing or manufacturing the product or should the market not develop for our products it could affect or prevent us from achieving commercial success.

     Restructuring. During March 2001 we reorganized various operating functions of our business, re-focused our business on our core competencies and matched staffing needs to our strategic initiatives. The reorganization and refocusing resulted in a reduction of our workforce by approximately 10% or 25 employees. In conjunction with this action we recorded a charge of approximately $597,000 for the costs of severance, related benefits and outplacement services. The restructuring was completed in fiscal 2001 and we do not anticipate any impact on future results.

     Other income (expense). Other income (expense) improved from income of $758,000 for the fiscal year ended April 30, 2000 to $3.6 million for the fiscal year ended April 30, 2001, an improvement of $2.9 million. Interest expense, offset by interest income, improved from income of $794,000 for the fiscal year ended April 30, 2000 to income of $3.7 million for the fiscal year ended April 30, 2001. This improvement was primarily related to interest earned on invested cash and the repayment of our subordinated debt. Foreign exchange losses for the fiscal year ended April 30, 2000 were $20,000 compared to a loss of $34,000 for the fiscal year ended April 30, 2001. Losses were primarily related to a weakening of the Canadian Dollar against the U.S. Dollar.

     Income Tax Provision (Benefit) The Company recorded a income tax benefit of $1.1 million for the fiscal year ended April 30, 2001 compared to a provision of $100,000 for the fiscal year ended April 30, 2000. The benefit primarily resulted from a reduction of the deferred tax asset valuation allowance, which resulted from the deferred tax liabilities recognized as part of the DTIH acquisition.

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

     Cost of goods sold. Our cost of goods sold increased from $5.4 million for the fiscal year ended April 30, 1999 to $9.5 million for the fiscal year ended April 30, 2000, an increase of $4.1 million or 75.4%. This increase was primarily related to the increase in volume of units shipped. Gross profit increased from 62.2% for the fiscal year ended April 30, 1999 to 62.3% for the fiscal year ended April 30, 2000. The slight increase in gross profit was primarily attributable to the higher mix in revenues of our multi-user remote voice access products, which have higher gross profit than our other products. This was partially offset by increases in certain component costs such as flash memory and pricing pressure in the market.

     Research and development. Research and development expenses increased from $3.3 million for the fiscal year ended April 30, 1999 to $4.9 million for the fiscal year ended April 30, 2000, an increase of $1.5 million or 45.6%. This increase was due primarily to increases in staffing, the development of proto-type units for our EXTender 3200 for IDSL, IP EXTender 4000, 12-port EXTender 6000, and 24-port Gateway product lines. For the fiscal year ended April 30, 2000, research and development expenses decreased as a percentage of revenues from 23.5% to 19.4% as a result of increased revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2001, our principal sources of liquidity consisted of cash and equivalents of $4.0 million and short-term investments of $50.8 million. This represents a decrease in cash and equivalents and short-term investments of $20.9 million compared to April 30, 2000. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

     On June 14, 2000 we acquired all of the outstanding stock of DTIH and it's wholly-owned subsidiary DTI for $12.7 million in cash, 364,601 shares of our common stock and assumed stock options. The transaction was accounted for as a purchase. Additionally, we used $3.1 million to purchase capital assets including a new information system to support sales, marketing and customer support, continued development of our validation lab, and other equipment required to grow our business. We used $2.0 million to acquire a royalty free license from Entrata which we expect to integrate into certain MCK products and solutions in the future. We also used cash to fund our operating losses during the year.

     We expect to devote our capital resources to continue our research and development efforts to enhance our existing products and fund new product development initiatives targeted at the growing service provider and next generation equipment manufacturer markets, to hire and expand our sales, support, marketing and product management organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. For instance, the licensing agreement we signed with Entrata requires us to pay $1.0 million to Entrata over the next 12 months and we expect to invest an additional $1.0 million on this platform in an effort to bring products to market. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 as required in the fourth quarter of fiscal year 2001 which had no impact on our consolidated results of operations and financial position.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards for the recognition, measurement and reporting of derivatives and hedging activities and is effective, as amended, for all quarters in fiscal years beginning after June 15, 2000. The Company anticipates that the adoption of this new accounting standard will not have a material impact on its consolidated financial statements.

DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $550,000.

     Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2001, this revenue accounted for 11.2% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at April 30, 2001, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $154,000 to date foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars an are not generally exposed to foreign currency exchange risk.

     At April 30, 2001 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

     As a result of unfavorable economic conditions, reduced capital spending by our enterprise end-users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales declined significantly in our fourth quarter of fiscal 2001. This economic downtown has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will be seriously harmed if current economic conditions do not improve. Additionally, the slow down may impact our customers ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings.

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

     We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Avaya (formerly the enterprise business unit of Lucent), to purchase our products would seriously harm our business. For example, during the six month period ended April 30, 2001 Avaya accounted for approximately $2.1 million or 12.8% of our revenues compared to $7.1 million or 32.5% of our revenues in the six months ended October 31, 2000. This revenue shortfall was not offset by revenue contributions of other channels and had a material adverse effect on our operating results during this period. While we believe that some of the decline in sales to Avaya is due to a slow down in their business and a weakening of the economy, we recognize that Avaya has introduced competitive products into the market. As a result, there can be no assurance that sales to Avaya will not continue to decline.

     For the fiscal year ended April 30, 2001, Avaya accounted for 24.1% of our revenues, and our 10 largest customers, including Avaya, accounted for 63.2% of our revenues. None of these large customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and, in particular:

     - market strategies of these customers

     - the product requirements of these customers

     - the financial and operational success of these customers

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

     Our success depends to a significant degree upon our relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Nitsuko, Nortel, NEC, and Toshiba, among others and their channel distribution partners. The systems sold by these vendors account for approximately 80% of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal year ended April 30, 2001 were attributable to products which interoperate with enterprise voice systems offered by these vendors. We may not have access in the future to the proprietary protocols for the major telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

     In addition, we currently have varying distribution, marketing and development arrangements with the vendors noted above. These relationships are not exclusive and there is no assurance that we will continue to enjoy the support and cooperation that we have historically experienced from these parties or their distribution channels. Moreover, it is possible that these vendors may seek to offer broader product lines and solutions that are competitive with our products.

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

BECAUSE WE SELL THROUGH INDIRECT DISTRIBUTION CHANNELS, OUR VISIBILITY INTO END USER DEMAND IS LIMITED

     Our product distribution strategy is focused primarily on selling to indirect distribution channels rather than selling directly to end users. We do not typically have the primary relationship with the end users who ultimately purchase our products from our distribution partners. We interface with our channel partners and rely on them for information. The information we receive from our channel partners related to future demand for our products is limited. While some provide us with forecasts, pipelines and other key end user account information, it is often incomplete and cannot always be relied upon for its accuracy. As a result, it is difficult for us to clearly understand our sales pipeline and therefore our results may vary significantly from our internal targets.

UNLESS WE ARE ABLE TO KEEP PACE WITH THE RAPIDLY CHANGING PRODUCT REQUIREMENTS OF OUR CUSTOMERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

     The business communications market is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions and evolving offerings by telecommunications service providers. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands in growing segments. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. This may cause us to be unable to sustain or grow our business.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES WILL DECREASE

     Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

     - continued market acceptance of traditional PBX and KTS technology

     - delayed market acceptance of Nextgen switches and applications

     - the performance, price and total cost of ownership of our products

     - the availability, functionality and price of competing products and technologies

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

     We currently derive the majority of our revenues from our product family of distributed voice equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, we expect our multi-user products, next generation single user products and our recently announced gateway products will account for a substantial portion of our revenues in the foreseeable future. Factors that could affect sales of our products include:

     - the demand for remote access voice solutions

     - the successful development, introduction and market acceptance of new and enhanced products that address customer requirements

     - product introductions or announcements by our competitors

     - price competition in our industry

     - technological change and customer acceptance.

INTENSE COMPETITION IN THE MARKET FOR REMOTE VOICE SOLUTIONS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

     The market for remote voice solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships with service providers. For instance, both Nortel Networks and Avaya have released products which compete directly with our products and Intel has announced a competitive product that will be released later this year. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support and may result in charges, write-offs, etc. as we transition our product line and offer products to address the needs of service providers and next generation equipment manufacturers. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

     We currently use three independent manufacturers, Electronic Manufacturing Group (EMG), Mack Technologies, and OEM Worldwide to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips is particularly strong and may lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the last eight fiscal quarters, our net results of operations have ranged from a net loss of $531,000 to a net loss of $6.6 million. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

     - the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers

     - our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions

     - new product introductions and announcements, and reductions in the prices of products offered by our competitors

     - our ability to sustain our technology relationships, particularly with the major PBX manufacturers and service providers

     - availability and changes in the prices of components provided by third parties

     - our ability to attain and maintain production volume levels for our products

     - our ability to sustain world class product and customer support quality

     - the mix of products sold and the mix of distribution channels through which they are sold

     - fluctuations in demand for our products

     - costs relating to possible acquisitions and integration of technologies or businesses

     - telecommunications market conditions and economic conditions generally

     - our ability to hire, train, integrate and retain new personnel

     - changes in the level of our operating expenses

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE YOUR PURCHASE PRICE

     The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to factors such as:

     - changes in general market conditions

     - actual or anticipated variations in quarterly operating results

     - announcements of technological innovations

     - general technology or economic trends

     - revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter

     - changes in financial estimates by securities analysts

     - announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors

     - additions or departures of key personnel

     - the demand for our common stock

     - the number of market makers for our common stock

     - sales of a large number of shares of our common stock in the public market or the perception that such sales could occur

     - other events or factors, many of which are beyond our control

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

     International sales represented 18.4% of our revenues for the fiscal year ended April 30, 2001, and 15.3% of our revenues for the year ended April 30, 2000. While we expect sales to international markets to increase as a percentage of revenues in the future. International sales are subject to a number of risks, including:

     - changes in foreign government regulations and communications standards

     - export license requirements

     - currency fluctuations, tariffs and taxes

     - other trade barriers

     - difficulty in collecting accounts receivable

     - difficulty in managing foreign operations

     - political and economic instability

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

     Our products must successfully integrate with products from other vendors, such as circuit switched and IP PBXs, application servers, telephony sets and private and public networks. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

WE CONTINUE TO EXPAND OUR OPERATIONS AND OUR FAILURE TO MANAGE GROWTH COULD HARM OUR BUSINESS AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We have significantly expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At April 30, 2001, we employed 186 employees. This number may increase significantly in the future as the economy and our business recover. Further expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, we hired a new chief executive officer in January 2001 and much of our senior management team has been with us for less than a year. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations:

     - improve our existing and implement new operations, financial and management information controls, reporting systems and procedures

     - hire, train and manage additional qualified personnel

     - expand and upgrade our core technologies

     - effectively manage multiple relationships with our customers, suppliers and other third parties.

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

     On June 14, 2000, we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. Our product range and customer base have increased in the recent past due in part to this acquisition. This acquisition provided us with technologies to expand our current line of distributed voice products. There can be no assurance that the integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that may absorb significant management attention. For example, during the third quarter of fiscal 2001 we discontinued several non-strategic products in an effort to focus our business on our core technologies. In conjunction with this action we recorded a charge of $500,000 to cover the write-off of stranded assets, primarily inventory.

     In the future, we may acquire additional businesses or product lines. The recently completed acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If the recently completed acquisition or any future acquisition fails to meet our expectations or if we change the strategic focus of the company, we may decide to sell, close, or otherwise significantly reduce our investment in the acquired technologies which could have an adverse effect on our operating results.

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

IF WE LOSE KEY PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR
BUSINESS

     Our success depends to a significant degree upon the continued contributions of our senior sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Within the last year we have experienced significant changes to the management team including the appointment of a new chief executive officer and several new vice presidents. The loss of the services of any key personnel, particularly senior management and engineers, could seriously harm our business, financial condition and results of operations, including our success in selling our recently introduced products and introducing new products.

IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES

     We have experienced growth in our operations, which has placed significant demands on our management, engineering staff and facilities. Continued growth will also require us to hire more engineering, sales and administrative personnel. We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. New sales personnel and marketing personnel will require training and take time to achieve full productivity. In addition, the design and installation of telephony solutions can be complex. Accordingly, we need highly trained professional services and customer support personnel. We cannot be certain that we will successfully attract and retain additional qualified personnel.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-18 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 concerning our directors and officers is incorporated by reference to the information under the heading, "Election of Directors -- Information Regarding the Nominees and Executive Officers" in our 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information under the heading, "Compensation of Directors and Executive Officers" in our 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The information required by this Item 12 is incorporated by reference to the information under the heading, "Security Ownership of Management and Certain Beneficial Owners" in our 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference to the information under the heading, "Certain Relationships and Related Transactions" in our 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     1. Report of Ernst & Young LLP, independent auditors (see page F-2 hereof).

     2. Consolidated Balance Sheets as of April 30, 2000 and 2001 (see page F-3 hereof).

     3. Consolidated Statements of Operations for the years ended April 30, 1999, 2000 and 2001 (see page F-4 hereof).

     4. Consolidated Statements of Common Stockholders' (Deficit) Equity for the years ended April 30, 1999, 2000 and 2001 (see page F-5 hereof).

     5. Consolidated Statements of Cash Flows for the years ended April 30, 1999, 2000 and 2001 (see page F-6 hereof).

     6. Notes to Consolidated Financial Statements (see pages F-7 through F-18 hereof).

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

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1 (1)      Agreement and Plan of Merger, dated June 14, 2000, by and
              among the Registrant, Omni Acquisition Corporation, Troy
              Holdings International, Inc., DTI Holdings, Inc., Digital
              Techniques, Inc. and certain shareholders of DTI Holdings,
              Inc.
 3.1 (2)      Second Amended and Restated Certificate of Incorporation of
              the Registrant (Exhibit No. 3.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
 3.2 (2)      First Amended and Restated By-laws of the Registrant
              (Exhibit No. 3.5 of Registration Statement on Form S-1 (File
              No. 333-85821)).
 4.1 (2)      Specimen certificate for shares of common stock, $.001 par value, of the Registrant.
10.1 (2)      Amended and Restated Registration Rights Agreement, dated
              July 16, 1998, among the Registrant and the stockholders
              named therein. (Exhibit No. 10.2 of Registration Statement on Form S-1 (File No. 333-85821)).
10.2 (2)      Amended and Restated 1996 Stock Option Plan of the
              Registrant. (Exhibit No. 10.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
10.3 (3)      1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)      Form of Stock Restriction Agreement for sale of restricted stock to executive officers (Exhibit No. 10.9 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (2)      Form of Promissory Note for purchase of restricted stock by executive officers (Exhibit No. 10.10 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.6 (2)      Form of Pledge Agreement (Exhibit No. 10.11 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.7 (2)      Form of Promissory Note (Exhibit No. 10.12 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.8 (2)+     Agreement between the Registrant and Lucent Technologies,
              Inc. effective as of April 30, 1999 (Exhibit No. 10.15 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.9 (2)+     Master Support Agreement between the Registrant and Vital
              Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.10 (2)     Lease Agreement by and between the Registrant and
              Wellsford/Whitehall Holdings, L.L.C. dated January 10, 2000.
10.10.1 (5)   First Amendment to Lease Agreement between the registrant
              and Wellsford/Whitehall Holdings, LLC dated May 25, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.10.2 (5)   Second Amendment to Lease Agreement between the registrant and Wellsford/Whitehall Holdings, LLC dated May 31, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.11 (5)     Lease Agreement by and between the Digital Techniques, Inc.
              and Armet Bethany Limited Partnership dated July 7, 1993, as amended April 21, 1995 and further amended December 14,
              1998. (Exhibit No. 10.14 of Annual Report on Form 10-K (File
              No. 0-22703)).
10.12 (6)     2000 Director Stock Option Plan of the Registrant.
10.13 (7)     2000 Employee Stock Purchase Plan of the Registrant.
10.14         Offer letter dated January 11, 2001, between the Registrant and Glenda Davis.
10.15         Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.
10.16         Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.
21.1          Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP.

---------------
+ Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Report on Form 8-K dated June 28, 2000.

(2) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(3) Incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 dated February 4, 2000.

(4) Incorporated by reference to Exhibit No. 10.18 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96235), which was declared effective on April 4, 2000.

(5) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 31, 2000.

(6) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 dated November 14, 2000.

(7) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 dated December 4, 2000.

(b) Reports on Form 8-K.

    On May 4, 2001 the registrant filed a current report on Form 8-K/A. The filing was completed in response to a request by the staff of the Securities and Exchange Commission and revised the auditors letter previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Needham, State of Massachusetts on the 2nd day of July, 2001.

                                          MCK COMMUNICATIONS, INC.

                                          By:      /s/ GLENDA DAVIS
                                          --------------------------------------
                                                       Glenda Davis
                                          President and Chief Executive Officer

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

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
               /s/ STEVEN J. BENSON                  Chairman of the Board                 June 29, 2001
---------------------------------------------------
                 Steven J. Benson

                /s/ GLENDA N. DAVIS                  President, Chief Executive Officer     July 2, 2001
---------------------------------------------------    and Director (Principal Executive
                  Glenda N. Davis                      Officer)

                 /s/ PAUL K. ZURLO                   Chief Financial Officer (Principal     July 2, 2001
---------------------------------------------------    Financial Officer and Principal
                   Paul K. Zurlo                       Accounting Officer)

                /s/ CALVIN K. MANZ                   Director                              June 29, 2001
---------------------------------------------------
                  Calvin K. Manz

                /s/ JOHN B. LANDRY                   Director                              June 29, 2001
---------------------------------------------------
                  John B. Landry

                /s/ GREGORY M. AVIS                  Director                              June 29, 2001
---------------------------------------------------
                  Gregory M. Avis

              /s/ MICHAEL H. BALMUTH                 Director                              June 29, 2001
---------------------------------------------------
                Michael H. Balmuth

                 /s/ PAUL SEVERINO                   Director                              June 29, 2001
---------------------------------------------------
                   Paul Severino

                            MCK COMMUNICATIONS, INC.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
  MCK Communications, Inc.

     We have audited the accompanying consolidated balance sheets of MCK Communications, Inc. (the Company) as of April 30, 2001 and 2000, and the related consolidated statements of operations, common stockholders' (deficit) equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts

June 1, 2001

                            MCK COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       APRIL 30,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and equivalents......................................  $ 55,844,365    $  4,035,317
  Marketable debt securities................................    19,879,364      50,766,252
  Accounts receivable (net of allowances of $154,064 and
     $596,225 at April 30, 2000 and 2001, respectively).....     5,018,173       5,150,289
  Inventory.................................................     2,497,802       4,336,746
  Prepaids and other current assets.........................     1,296,574       1,691,383
                                                              ------------    ------------
          Total current assets..............................    84,536,278      65,979,987
Fixed assets, net...........................................     2,306,182       4,093,420
Goodwill, intangibles and other long term assets............       351,878      13,754,306
Completed technology........................................            --       6,568,866
                                                              ------------    ------------
Total assets................................................  $ 87,194,338    $ 90,396,579
                                                              ============    ============
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,782,681    $  3,484,151
  Accrued liabilities.......................................       774,614       2,863,914
  Accrued compensation and benefits.........................       620,710       1,179,128
  Deferred revenue..........................................        70,659           8,854
                                                              ------------    ------------
          Total current liabilities.........................     6,248,664       7,536,047
Common stockholders' (deficit) equity:
Common stock, $.001 par value; authorized -- 40,000,000
  issued and outstanding 19,357,339 shares at April 30, 2000
  and 20,115,078 shares at April 30, 2001...................        19,357          20,115
Additional paid-in capital..................................   115,801,560     126,851,376
Accumulated deficit.........................................   (29,213,397)    (41,012,462)
Deferred compensation.......................................    (4,623,999)     (1,615,469)
Accumulated other comprehensive loss........................      (344,720)       (546,668)
Notes receivable from officers..............................      (693,127)       (836,360)
                                                              ------------    ------------
Total common stockholders' equity...........................    80,945,674      82,860,532
                                                              ------------    ------------
Total liabilities and common stockholders' equity...........  $ 87,194,338    $ 90,396,579
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED APRIL 30,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------    -----------    -----------
Revenues............................................  $14,269,603    $25,082,402    $38,219,724
Cost of goods sold..................................    5,389,557      9,455,140     15,287,086
                                                      -----------    -----------    -----------
Gross profit........................................    8,880,046     15,627,262     22,932,638
Operating expenses:
  Research and development (excluding amortization
     of stock based compensation of $175,418,
     $1,557,925 and $829,892 in 1999, 2000 and 2001,
     respectively)..................................    3,348,608      4,876,183      9,232,038
  Sales and marketing (excluding amortization of
     stock based compensation of $110,405,
     $1,852,866 and $1,004,885 in 1999, 2000 and
     2001, respectively)............................    3,888,537      7,817,048     13,820,168
  General and administrative (excluding amortization
     of stock based compensation of $120,177,
     $1,234,375 and $1,067,604 in 1999, 2000 and
     2001, respectively)............................    1,616,620      2,474,699      4,645,677
  Amortization of stock based compensation..........      406,000      4,645,166      2,902,381
  Amortization of goodwill and other intangibles....           --             --      4,587,596
  Write-off of in-process research and
     development....................................           --             --      3,694,000
  Restructuring.....................................           --             --        597,000
                                                      -----------    -----------    -----------
          Total operating expenses..................    9,259,765     19,813,096     39,478,860
                                                      -----------    -----------    -----------
Loss from operations................................      379,719      4,185,834     16,546,222
Other (income) expense:
  Interest expense..................................      397,969        183,101         36,388
  Interest income...................................     (130,339)      (976,929)    (3,696,497)
  Other (income) expense, net.......................      (60,267)        35,980         43,075
                                                      -----------    -----------    -----------
          Total other (income) expense..............      207,363       (757,848)    (3,617,034)
                                                      -----------    -----------    -----------
Loss before provision for income taxes and dividends
  on redeemable preferred stock of subsidiary.......      587,082      3,427,986     12,929,188
Income tax provision (benefit)......................           --        100,000     (1,130,123)
Dividends on redeemable preferred stock of
  subsidiary........................................      196,947         96,563             --
                                                      -----------    -----------    -----------
Net loss............................................      784,029      3,624,549     11,799,065
Dividends on redeemable preferred stock.............    1,965,921      1,285,338             --
                                                      -----------    -----------    -----------
Loss applicable to common stock.....................  $ 2,749,950    $ 4,909,887    $11,799,065
                                                      ===========    ===========    ===========
Basic and diluted net loss per common share.........  $     (0.71)   $     (0.44)   $     (0.61)
                                                      -----------    -----------    -----------
Shares used in computing basic and diluted net loss
  per common share..................................    3,881,526     11,144,565     19,213,239
                                                      -----------    -----------    -----------
Pro forma basic and diluted loss per common share...                 $     (0.31)
Shares used in computing pro forma basic and diluted
  loss per common share.............................                  15,268,368

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                                                    ACCUMULATED
                                             SHARES OF     COMMON      ADDITIONAL                                      OTHER
                           COMPREHENSIVE      COMMON      STOCK AT      PAID-IN      ACCUMULATED      DEFERRED     COMPREHENSIVE
                                LOSS           STOCK      PAR VALUE     CAPITAL        DEFICIT      COMPENSATION       LOSS
                           --------------   -----------   ---------   ------------   ------------   ------------   -------------
Balance at April 30,
 1998....................                   $ 4,978,570   $  4,979    $    152,352   $(19,901,160)           --      $(155,290)
Stock options
 exercised...............                       241,288        241          16,203             --            --             --
Sale of restricted
 stock...................                       114,750        115          11,135             --            --             --
Cancellation of
 restricted stock........                       (34,425)       (35)         (3,340)            --            --             --
Foreign currency
 translation
 adjustment..............   $    (10,453)            --         --              --             --            --        (10,453)
Deferred compensation....                            --         --       1,211,652             --    (1,211,652)            --
Amortization of deferred
 compensation............                            --         --              --             --       406,000             --
Dividends on preferred
 stock...................                            --         --              --     (1,965,921)           --             --
Issuance of preferred
 stock in exchange for
 redemption premium......                            --         --              --     (1,652,400)           --             --
Net loss.................       (784,029)            --         --              --       (784,029)           --             --
                            ------------    -----------   --------    ------------   ------------   -----------      ---------
Total comprehensive
 income (loss)...........   $   (794,482)            --         --              --             --            --             --
                            ============
Balance at April 30,
 1999....................                     5,300,183      5,300       1,388,002    (24,303,510)     (805,652)      (165,743)
Foreign currency
 translation
 adjustment..............   $   (150,905)            --         --              --             --            --       (150,905)
Unrealized loss on
 marketable securities...        (28,072)            --         --              --             --            --        (28,072)
Deferred compensation....                            --         --       8,463,513             --    (8,463,513)            --
Amortization of deferred
 compensation............                            --         --              --             --     4,645,166             --
Sale of restricted
 stock...................                       397,800        398         687,102             --            --             --
Dividends on preferred
 stock...................                            --         --              --     (1,285,338)           --             --
Sale of common stock.....                     4,935,600      4,936     100,408,413             --            --             --
Stock options
 exercised...............                       133,435        133          37,271             --            --             --
Conversion of Series B
 and D Preferred Stock...                     8,677,210      8,677       4,907,938             --            --             --
Cancellation of
 restricted stock........                       (86,859)       (87)        (90,679)            --            --             --
Payment on notes
 receivable..............                            --         --              --             --            --             --
Net loss.................     (3,624,549)            --         --              --     (3,624,549)           --             --
                            ------------    -----------   --------    ------------   ------------   -----------      ---------
Total comprehensive
 income (loss)...........   $ (3,803,526)            --         --              --             --            --             --
                            ============
Balance at April 30,
 2000....................                    19,357,369     19,357     115,801,560    (29,213,397)   (4,623,999)      (344,720)
Foreign currency
 translation
 adjustment..............   $   (240,780)            --         --              --             --            --       (240,780)
Unrealized gain on
 marketable securities...         38,832             --         --              --             --            --         38,832
Amortization of deferred
 compensation............                            --         --              --             --     2,612,220             --
Stock options exercised
 net of cancellations....                       357,801        358          69,129             --        73,262             --
Sale of restricted stock
 net of cancellations....                        35,307         35          41,228             --       323,048             --
Acquisition of DTI.......                       364,601        365      10,939,459             --            --             --
Payment on notes
 receivable..............                            --         --              --             --            --             --
Net loss.................    (11,799,065)            --         --              --    (11,799,065)           --             --
                            ------------    -----------   --------    ------------   ------------   -----------      ---------
Total comprehensive
 income (loss)...........   $(12,001,013)            --         --              --             --            --             --
                            ============
Balance at April 30,
 2001....................                    20,115,078   $ 20,115    $126,851,376   $(41,012,462)  $(1,615,469)     $(546,668)
                                            ===========   ========    ============   ============   ===========      =========

                                            TOTAL
                             NOTES         COMMON
                           RECEIVABLE   STOCKHOLDERS'
                              FROM        (DEFICIT)
                            OFFICERS       EQUITY
                           ----------   -------------
Balance at April 30,
 1998....................  $(150,802)   $(20,049,921)
Stock options
 exercised...............         --          16,444
Sale of restricted
 stock...................    (11,250)             --
Cancellation of
 restricted stock........      3,375              --
Foreign currency
 translation
 adjustment..............         --         (10,453)
Deferred compensation....         --              --
Amortization of deferred
 compensation............         --         406,000
Dividends on preferred
 stock...................         --      (1,965,921)
Issuance of preferred
 stock in exchange for
 redemption premium......         --      (1,652,400)
Net loss.................         --        (784,029)
                           ---------    ------------
Total comprehensive
 income (loss)...........         --              --
Balance at April 30,
 1999....................   (158,677)    (24,040,280)
Foreign currency
 translation
 adjustment..............         --        (150,905)
Unrealized loss on
 marketable securities...         --         (28,072)
Deferred compensation....         --              --
Amortization of deferred
 compensation............         --       4,645,166
Sale of restricted
 stock...................   (687,500)             --
Dividends on preferred
 stock...................         --      (1,285,338)
Sale of common stock.....         --     100,413,349
Stock options
 exercised...............         --          37,404
Conversion of Series B
 and D Preferred Stock...         --       4,916,615
Cancellation of
 restricted stock........     90,766              --
Payment on notes
 receivable..............     62,284          62,284
Net loss.................         --      (3,624,549)
                           ---------    ------------
Total comprehensive
 income (loss)...........         --              --
Balance at April 30,
 2000....................   (693,127)     80,945,674
Foreign currency
 translation
 adjustment..............         --        (240,780)
Unrealized gain on
 marketable securities...         --          38,832
Amortization of deferred
 compensation............         --       2,612,220
Stock options exercised
 net of cancellations....         --         142,749
Sale of restricted stock
 net of cancellations....   (147,412)        216,899
Acquisition of DTI.......         --      10,939,824
Payment on notes
 receivable..............      4,179           4,179
Net loss.................         --     (11,799,065)
                           ---------    ------------
Total comprehensive
 income (loss)...........         --              --
Balance at April 30,
 2001....................  $(836,360)   $ 82,860,532
                           =========    ============

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED APRIL 30,
                                                    -------------------------------------------
                                                       1999            2000            2001
                                                    -----------    ------------    ------------
Cash flow from operating activities:
  Net loss........................................  $  (784,029)   $ (3,624,549)   $(11,799,065)
  Depreciation....................................      378,977         821,528       1,664,208
  Amortization of goodwill and other
     intangibles..................................       15,000          15,000       4,587,596
  Stock based compensation........................      406,000       4,645,166       2,902,381
  In-process research and development.............           --              --         694,000
  Deferred income taxes...........................           --          33,133      (1,501,940)
  Dividends accrued on redeemable preferred stock
     of subsidiary................................      196,947          96,563              --
  Change in operating assets and liabilities:
     Accounts receivable..........................   (1,457,353)     (1,667,784)        969,059
     Inventory....................................     (736,895)     (1,004,161)     (1,239,834)
     Prepaids and other current assets............       81,420      (1,083,549)        664,624
     Accounts payable.............................    1,181,424       3,116,243      (1,717,688)
     Accrued liabilities..........................      138,058         128,476       1,573,144
     Accrued compensation and benefits............      178,404         136,220      (1,051,887)
     Deferred revenue.............................           --          70,659         (61,805)
     Other long-term assets.......................           --        (335,035)        226,878
                                                    -----------    ------------    ------------
       Net cash (used) provided by operating
          activities..............................     (402,047)      1,347,910      (4,090,329)
Cash flows from investing activities:
  Purchase of fixed assets........................     (675,650)     (1,964,736)     (3,099,560)
  Purchase of marketable securities...............           --     (19,907,436)    (30,886,888)
  Acquisition of business, net of cash acquired...           --              --     (12,650,141)
                                                    -----------    ------------    ------------
       Net cash used by investing activities......     (675,650)    (21,872,172)    (46,636,589)
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net
     of issuance costs............................    4,940,323              --              --
  Repayment of subordinated debt..................   (2,500,000)     (2,500,000)             --
  Redemption of preferred stock...................           --     (24,804,444)             --
  Decrease in short-term borrowings...............           --              --        (866,147)
  Issuance of common stock, net...................           --     100,610,001           4,179
  Proceeds from exercise of stock options.........       16,444          37,404          69,487
                                                    -----------    ------------    ------------
       Net cash provided (used) by financing
          activities..............................    2,456,767      73,342,961        (792,481)
Effect of exchange rate changes on cash...........       38,701        (259,318)       (289,649)
                                                    -----------    ------------    ------------
Net increase (decrease) in cash...................    1,417,771      52,559,381     (51,809,048)
Cash and equivalents at beginning of period.......    1,867,213       3,284,984      55,844,365
                                                    -----------    ------------    ------------
Cash and equivalents at end of period.............  $ 3,284,984    $ 55,844,365    $  4,035,317
                                                    ===========    ============    ============
Non-cash transactions:
  Dividends on non-subsidiary preferred stock.....  $ 1,782,309    $  1,285,338              --
  Sale of restricted stock, net of
     cancellations................................        7,875         596,734    $    147,412
  Dividends to Manz Development, Inc..............      380,559         193,025              --
  Issuance of preferred stock in exchange for
     redemption premium...........................    1,652,400              --              --
  Conversion of Series B and D redeemable
     preferred stock to common stock..............           --       4,916,615              --
  Issuance of common stock in acquisition.........           --              --      10,939,824

          See accompanying notes to consolidated financial statements.

                            MCK COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FISCAL YEARS ENDED APRIL 30, 1999, 2000 AND 2001

1. NATURE OF OPERATIONS

     MCK Communications, Inc. (MCK or the Company) develops and markets products that enable businesses to unleash the power of their voice communications by

     - extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks;

     - bundling with service providers to unite CPE and network services to deliver new outsourced, value added services

     - bridging technology gaps between existing and nextgen applications, switches and devices to enable enterprises ease of technology migration.

This combination strengthens our commitment to enabling a more open enterprise. Sales are made to OEMs and private label partners, ILECs, systems integrators and distributors, telecom and datacom VARs, and broadband service providers. The Company operates in one business segment. In the fiscal years ended 1999, 2000 and 2001, sales to one customer represented 47%, 46% and 24%, respectively, of consolidated revenues.

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

  (e) Fair Value of Financial Instruments

     The Company's cash, cash equivalents, marketable debt securities, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to their relative short term to maturity.

                            MCK COMMUNICATIONS, INC.

  (f) Revenue Recognition

     Revenues from product sales to customers are recognized upon shipment. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs. To date these amounts have not been significant.

     The Company recognizes service revenues as the service is provided. Maintenance revenues are deferred and recognized ratably over the contract period. Service and maintenance revenues have not been material.

     The Company has adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition," which did not have a material effect on the Company's financial position or results of operations.

  (g) Earnings per Share and Pro Forma Earnings per Share

     SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding of the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

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

  (i) Translation of Foreign Currencies

     All assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the rate of exchange in effect at the balance sheet date. Revenue and expense accounts are translated into U.S. Dollars using the weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported in a separate component of stockholders' equity, which also includes exchange gains and losses on certain intercompany balances of a long-term investment nature. Gains or losses resulting from foreign currency transactions, which are included in results of operations, were a gain of approximately $56,000 in 1999, a loss of $51,000 in 2000 and a loss of $34,000 in 2001. The Company's foreign subsidiaries represented approximately $2.0 million of total assets at April 30, 2001.

  (j) Income Taxes

     The Company provides deferred taxes to recognize temporary differences between the financial and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  (k) Comprehensive Income

     Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency

                            MCK COMMUNICATIONS, INC.

translation adjustments and available-for-sale securities valuation adjustments. For the fiscal years ended April 30, 1999, 2000 and 2001, MCK's comprehensive loss was $794,000, $3.8 million and $12.0 million, respectively.

  (l) Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable debt securities and trade accounts receivable. The Company invests its cash equivalents in deposits with financial institutions with strong credit ratings and or in marketable debt securities. The Company sells its products to customers in the telecommunications industry, primarily in the United States and Canada. The Company performs periodic credit evaluations of its' customers financial condition and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Trade accounts receivable at April 30, 2000 included approximately $1.4 million from one customer.

  (m) Marketable Debt Securities

     The Company's investments consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     Unrealized gains relating to available-for-sale securities were $10,759 at April 30, 2001. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income.

  (n) Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the options granted equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In those instances where stock options were granted with exercise prices less than the fair value of the common stock at the date of grant, expense is being recognized over the vesting period. Because the stock options vest on a pro-rata basis the Company follows the guidance included in Financial Accounting Standards Board interpretation No. 28 to determine compensation expense for the period.

  (o) Accounting for Impairment of Long-Lived Assets

     The Company reviews for impairment losses on long-lived assets and goodwill when impairment indications are present. In the event that undiscounted cash flows are not sufficient to recover the associated asset, the Company would adjust the carrying amount to fair value determined by using a discounted cash flow methodology. Also, on an on-going basis, the Company reviews the periods of depreciation and amortization for continued appropriateness.

  (p) Research and Development Costs

     Research and development costs are charged to expense as incurred.

                            MCK COMMUNICATIONS, INC.

3. INVENTORY

     Inventory consisted of:

                                                                     APRIL 30,
                                                              ------------------------
                                                                 2000          2001
                                                              ----------    ----------
Raw materials...............................................  $  897,680    $2,268,429
Work-in-process.............................................   1,309,150       418,652
Finished goods..............................................     290,972     1,649,665
                                                              ----------    ----------
                                                              $2,497,802    $4,336,746
                                                              ==========    ==========

4. FIXED ASSETS

     Fixed assets consisted of:

                                                                    APRIL 30,
                                                            --------------------------
                                                               2000           2001
                                                            -----------    -----------
Equipment.................................................  $ 2,179,913    $ 4,410,255
Purchased software........................................      688,298      1,979,427
Leasehold improvements....................................      662,815        761,482
Furniture and fixtures....................................      399,996        742,019
                                                            -----------    -----------
                                                              3,931,022      7,893,183
Accumulated depreciation..................................   (1,624,840)    (3,799,763)
                                                            -----------    -----------
                                                            $ 2,306,182    $ 4,093,420
                                                            ===========    ===========

5. CREDIT AGREEMENTS

     Revolving Credit Agreement. During the fiscal year ended April 30, 2000, the Company maintained a revolving credit agreement that provided for borrowings up to the lesser of $2 million or 80% of qualifying accounts receivable. During the fiscal year ended April 30, 2001, the line revolving credit agreement provided for borrowings up to the lesser of $5 million or 80% of qualifying receivables. No amounts were outstanding under this agreement during the year ended April 30, 2000 or 2001. The agreement charged interest at the bank's base rate and the debt was collateralized by substantially all assets of the Company. The agreement expired in February 2001.

     The Company paid interest of approximately $663,000, $196,568 and $36,000 for the years ended April 30, 1999, 2000 and 2001, respectively.

6. INCOME TAXES

     Pre-tax income (loss) is summarized by country as follows:

                                                             APRIL 30,
                                              ----------------------------------------
                                                1999          2000            2001
                                              ---------    -----------    ------------
Canada......................................  $(195,394)   $ 1,190,099    $     24,048
United States...............................   (391,688)    (4,618,085)    (12,953,236)
                                              ---------    -----------    ------------
          Total.............................  $(587,082)   $(3,427,986)   $(12,929,188)
                                              =========    ===========    ============

                            MCK COMMUNICATIONS, INC.

     The provision (benefit) for income taxes consisted of:

                                                                  APRIL 30,
                                                       -------------------------------
                                                       1999      2000         2001
                                                       ----    --------    -----------
Current:
Canada...............................................   $--    $     --    $   253,736
United States........................................   --       66,867        118,081
                                                        --     --------    -----------
                                                        --       66,867        371,817
Deferred:
Canada...............................................   --       33,133        (33,133)
United States........................................   --           --     (1,468,807)
                                                        --     --------    -----------
                                                        --       33,133     (1,501,940)
                                                        --     --------    -----------
          Total......................................   $--    $100,000    $(1,130,123)
                                                        ==     ========    ===========

     The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate as follows:

                                                              APRIL 30,
                                               ---------------------------------------
                                                 1999          2000           2001
                                               ---------    -----------    -----------
Income tax provision (benefit) at statutory
  rate.......................................  $(205,479)   $(1,204,638)   $(4,525,215)
Tax loss with no current benefit.............    187,943         68,440      1,523,783
Utilization of foreign net operating
  losses.....................................         --       (136,087)            --
Foreign tax differential.....................    (12,214)       114,487          2,313
Non-deductible expenses......................     29,750      1,549,562      1,877,717
Tax credits..................................         --       (331,386)            --
State taxes, net of federal benefit..........         --         14,494       (332,169)
Other, net...................................         --         25,128        323,448
                                               ---------    -----------    -----------
          Total..............................  $      --    $   100,000    $(1,130,123)
                                               =========    ===========    ===========

     The components of the Company's deferred tax assets and liabilities are as follows:

                                                                    APRIL 30,
                                                             ------------------------
                                                               2000          2001
                                                             ---------    -----------
Deferred tax assets:
Reserves and accruals......................................  $ 232,593    $ 1,333,759
Depreciation...............................................     54,746      1,078,451
Tax credits................................................    155,006        155,006
Net operating loss carryforward............................    173,457      1,311,319
                                                             ---------    -----------
          Total deferred tax assets........................    615,802      3,878,535
Deferred tax liabilities:
Intangible asset...........................................         --     (2,354,752)
Other......................................................   (157,395)            --
                                                             ---------    -----------
          Total deferred tax liabilities...................   (157,395)    (2,354,752)
Valuation allowance........................................   (491,540)    (1,523,783)
                                                             ---------    -----------
Net deferred tax liabilities...............................  $ (33,133)   $        --
                                                             =========    ===========

                            MCK COMMUNICATIONS, INC.

     The Company has incurred cumulative losses for the three year period ended April 30, 2001. Consequently, the Company does not have an objective and verifiable basis for concluding that it is more likely than not the Company will generate taxable income in the foreseeable future. Accordingly, the Company has provided a valuation allowance covering its net deferred tax asset. At April 30, 2000 and 2001, the Company had $19,249 of Canadian investment tax credits earned as a result of government incentive programs which expire in 2010. At April 30, 2001 the Company has $135,757 of United States research credits which begin to expire in 2018 and net operating loss carryforwards of $3,278,299 which begin to expire in 2019. The Company paid income taxes of $912, $874 and $206,903 in 1999, 2000 and 2001, respectively.

7. STOCK PLANS

     In June 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), which provides for the issuance of up to 1,959,081 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. Both incentive stock options and non-qualified stock options are generally granted at the fair market value, although as disclosed herein, certain options were granted below fair market value. Options granted under the 1996 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining thirty-six months and expire five and ten years from date of grant for incentive stock options and non-qualified stock options, respectively. At April 30, 2001, 193,987 shares were available for future grant. At April 30, 1999, 2000 and 2001, there were 146,628, 374,991 and 334,493 options exercisable under the 1996 Plan, at a weighted average exercise price of $0.046, $0.152 and $0.42 per share, respectively.

     In August 1999, the Company adopted the 1999 Stock Option and Grant Plan (the "1999 Plan"). The 1999 Plan provides for the issuance of up to 3,060,000 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1999 Plan is administered by the Compensation Committee of the Board of Directors. Options granted under the 1999 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining twelve quarters and expire ten years from the date of grant. At April 30, 2001, 355,949 shares were available for future grant. At April 30, 2000 and 2001 there were 28,450 and 445,507 options exercisable under the 1999 Plan at a weighted average exercise price of $6.81 and $13.44 per share, respectively.

     On August 15, 2000 the Board of Directors of the Company adopted the 2000 Director Stock Option Plan (The "Director Plan"). The Director Plan provides for the issuance of up to 500,000 shares of common stock of the Company as non-qualified stock options. The Director Plan is administrated by a committee of the Board of Directors. Initial options granted under the Director Plan generally vest ratably over 12 quarters and are exercisable at any time after the date of grant unless otherwise provided in an option agreement or determined by the board. Annual options granted are fully vested and are immediately exercisable at the date of grant. All options granted under the Director Plan expire upon the termination date of the participant. At April 30, 2001, 406,255 shares were available for future grant and 15,624 options were exercisable at a weighted average exercise price of $16.50 per share.

                            MCK COMMUNICATIONS, INC.

     The following table summarizes option activity over the life of the 1996 Plan, the 1999 Plan and the Director Plan:

                                                             OPTIONS      WEIGHTED AVERAGE
                                                           OUTSTANDING     EXERCISE PRICE
                                                           -----------    ----------------
Outstanding at April 30, 1998............................     470,571            0.07
  Granted................................................     762,768            0.12
  Exercised..............................................    (241,286)           0.07
  Canceled...............................................     (20,411)           0.10
                                                            ---------          ------
Outstanding at April 30, 1999............................     971,642            0.11
  Granted................................................   1,406,882           13.42
  Exercised..............................................    (133,435)           0.28
  Canceled...............................................    (120,922)           7.62
                                                            ---------          ------
Outstanding at April 30, 2000............................   2,124,167          $ 8.57
  Granted................................................   3,127,779           10.21
  Exercised..............................................    (357,801)           0.19
  Canceled...............................................    (895,798)          16.76
                                                            ---------          ------
Outstanding at April 30, 2001............................   3,998,347          $ 9.02
                                                            =========          ======

     The following table presents certain information about options outstanding as of April 30, 2001:

                                                                       WEIGHTED
                                                                       AVERAGE
                                WEIGHTED AVERAGE       NUMBER OF    EXERCISE PRICE
                   NUMBER OF  REMAINING CONTRACTUAL     OPTIONS       OF OPTIONS
 EXERCISE PRICE     OPTIONS        LIFE (YRS.)        EXERCISABLE    EXERCISABLE
 --------------    ---------  ---------------------   -----------   --------------
$0.001               101,916          9.11              101,916         $0.001
$0.098039            409,432          2.14              238,204          0.098
$0.196 - $2.0313     401,260          4.84              122,741          1.142
$2.125 - $3.8125      80,750          9.85                   --             --
$4.375               810,250          9.72                   --             --
$4.375 - $5.375      172,500          9.65                   --             --
$5.8125              433,067          9.38                3,750         5.8125
$8.17 - $11.3125     398,507          8.97               74,057          8.174
$12.75 - $20.125     571,114          8.99              108,945         13.342
$20.625 - $33.938    619,551          8.99               85,584         26.142
                                                        -------         ------
                   ---------
                                                        735,197         $6.096
                   3,998,347

     The weighted-average exercise price of stock options granted are as follows:

                                                              1999     2000     2001
                                                              -----   ------   ------
Exercise price less than fair value of common stock.........  $0.12   $ 6.43   $   --
Exercise price equals fair value of common stock............     --   $23.25   $10.22

     The Company recorded deferred compensation charges of $1,211,652 and $8,463,514 related to stock options and restricted stock granted below market exercise prices during the fiscal year ended April 30, 1999 and 2000, respectively. The deferred compensation is being amortized to expense over the vesting period of the individual options, generally four years. SFAS No. 123 requires the Company to disclose, on a pro forma basis, the effect on net income
(loss) as if the Company had recorded compensation expense for its stock-based compensation plans based on the fair value of the awards. On a pro forma basis, loss applicable to common

                            MCK COMMUNICATIONS, INC.

stock for 1999, 2000 and 2001 would have been approximately $2,799,000, $5,619,000 and $15,063,000, respectively. Loss per common share would have been approximately $0.72, $0.50, and $0.78, for the years ended April 30, 1999, 2000 and 2001, respectively.

     The pro forma effect in 1999, 2000 and 2001 of expensing the estimated fair value of stock options is not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

     The fair market value for these options was estimated at the date of grant using the minimum value method prior to our Initial Public Offering on October 22, 1999 and the Black-Scholes model thereafter using the following weighted-average assumptions for options granted in 1999, 2000 and 2001: risk-free interest rate of 5.0%, 6.5% and 5.6%; a weighted-average expected life of the option of between five and six years; expected volatility of 1.2 in 1999 and 2000 (Black-Scholes only) and 1.5 in 2001; and no dividends.

     The weighted-average fair value of stock options granted are as follows:

                                                              1999    2000    2001
                                                              -----   -----   -----
Fair value of stock options where exercise price less than
  fair value of common stock................................  $0.45   $9.64   $  --
Fair value of stock options where exercise price equals fair
  value of common stock.....................................     --   19.91    9.98

     The weighted average remaining contractual life for all stock options outstanding at April 30, 2001 was 8.13 years.

     The Company issued 100,000 shares of restricted common stock having a fair value of $2.5312 per share in March 2001, 22,950 shares of restricted common stock at $3.27 per share which was less than the fair value at September 1999, 374,850 shares of restricted common stock at $1.63 per share which was less than fair value at July 1999, 114,750 shares of restricted common stock having a fair value of $0.098 per share in June 1998 and 1,538,178 shares of restricted common stock having a fair value of $0.098 per share in January 1998 to certain executives and a member of the Board of Directors in exchange for promissory notes totaling $1,102,672. The promissory notes are non-interest bearing to employees insofar as the Company is required to reimburse the employees for any interest on the promissory notes that is payable to the Company. The face value of the promissory notes approximate their fair market value. Upon termination for any reason other than for cause or in the event of the merger, consolidation or sale of substantially all of the Company's assets or voting securities, the Company must repurchase all the non-vested restricted stock of the executives at the original issue price. If an executive is terminated for cause, the Company must repurchase such executive's vested and non-vested restricted stock.

     The Company has a right of first refusal prior to any transfer of restricted stock. The restricted stock generally vests over four years and the promissory notes have a five-year maturity. The outstanding balance of the promissory notes at April 30, 2000 and 2001 is $693,127 and $836,360, respectively.

     At April 30, 2001, the Company had reserved 4,954,538 shares of common stock for issuance under the 1996 and 1999 Stock Option plans and the Director Plan.

8. EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan (the "Stock Purchase Plan") under which eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of

                            MCK COMMUNICATIONS, INC.

employment with the Company. A total of 250,000 shares of common stock have been reserved under the Stock Purchase Plan.

9. EMPLOYEE SAVINGS PLANS

     The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company also maintains a Registered Retirement Savings Plan for its Canadian employees which allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made no contributions to either plan during 1999, 2000 or 2001.

10. COMMITMENTS AND CONTINGENCIES

     The Company leases office space in the United States, Canada, and the United Kingdom under non-cancelable operating leases. The Company's former Canadian facility was leased from Manz Developments, Inc., a related party. Rent expense under this arrangement was approximately $99,000, $105,000, and $66,207 in 1999, 2000 and 2001 respectively. In January 2001 the Company moved its Canadian offices and no longer leases space from Manz Developments, Inc. Total rent expense under all operating leases for 1999, 2000 and 2001 was approximately $333,000, $478,000 and $1,331,000, respectively. At April 30, 2001, future minimum lease commitments were approximately $1,774,446 in 2002, $1,725,165 in 2003, $1,689,777 in 2004, $1,545,000 in 2005, $1,499,000 in 2006
and $1,238,000 thereafter. Future minimum lease payments have not been reduced by future minimum sublease rentals of $486,000, $486,000 and $162,110 in 2002, 2003 and 2004, respectively.

11. EARNINGS PER SHARE AND PRO FORMA EARNINGS PER SHARE

     The calculations of earnings per share are as follows:

                                                                                      PRO FORMA
                                                                                     YEAR ENDED
                                                                                      APRIL 30,
                                                 YEARS ENDED APRIL 30,               (UNAUDITED)
                                       ------------------------------------------    -----------
                                          1999           2000            2001           2000
                                       -----------    -----------    ------------    -----------
Numerator:
  Net loss...........................  $  (784,029)   $(3,624,549)   $(11,799,065)   $(3,624,549)
  Dividends on preferred stock.......    1,965,921      1,285,338              --      1,102,313(1)
                                       -----------    -----------    ------------    -----------
  Numerator for basic and diluted
     earnings per share-income
     available to common
     stockholders....................  $(2,749,950)   $(4,909,887)   $(11,799,065)   $(4,726,862)
                                       ===========    ===========    ============    ===========
Denominator:
  Denominator for basic and diluted
     earnings per share -- weighted-
     average shares..................    3,881,526     11,144,565      19,213,239     15,268,368(2)
                                       ===========    ===========    ============    ===========
Basic and diluted loss per share.....  $     (0.71)   $     (0.44)   $      (0.61)   $     (0.31)
                                       ===========    ===========    ============    ===========

---------------
(1) Excludes dividends on redeemable convertible preferred stock.

(2) Includes common shares issued upon conversion of redeemable convertible preferred stock.

                            MCK COMMUNICATIONS, INC.

     The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

                                                               YEAR ENDED APRIL 30,
                                                             ------------------------
                                                              1999     2000     2001
                                                             ------    -----    -----
Shares issuable under stock options........................     972    2,124    3,998
                                                             ======    =====    =====
Shares of nonvested restricted stock.......................   1,119      873      381
                                                             ======    =====    =====
Shares potentially issuable upon conversion of Series B and
  D preferred stock........................................  14,413       --       --
                                                             ======    =====    =====

12. VALUATION AND QUALIFYING ACCOUNTS

     Accounts Receivable Reserves and Allowances:

                                                           ADDITIONS
                             BALANCE AT       BALANCE      CHARGED TO     DEDUCTIONS     BALANCE AT
                            BEGINNING OF    ACQUIRED IN      INCOME      (PRINCIPALLY      END OF
PERIOD                          YEAR        ACQUISITION    STATEMENT     WRITE-OFFS)        YEAR
------                      ------------    -----------    ----------    ------------    ----------
Year ended April 30,
  1999....................    $150,000             --       $112,418      $ (82,858)      $179,560
Year ended April 30,
  2000....................    $179,560             --       $ 80,838      $(106,334)      $154,064
Year ended April 30,
  2001....................    $154,064       $151,777       $807,706      $(517,322)      $596,225

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

14. LEGAL PROCEEDINGS

     On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her

                            MCK COMMUNICATIONS, INC.

employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart's complaint. The trial of this action is scheduled for July 23, 2001. We are unable at this time to estimate the probability of a favorable or unfavorable outcome or to estimate the amount of any losses in the event of an unfavorable outcome.

15. SEGMENTS

     Information about the Company's revenue and long-lived assets by geographic area is as follows:

                                                              APRIL 30,
                                              -----------------------------------------
                                                 1999           2000           2001
                                              -----------    -----------    -----------
Revenues from external customers:
United States...............................  $11,653,200    $21,257,032    $31,199,724
Canada......................................    1,664,715      2,892,278      4,026,977
Rest of world...............................      951,688        933,092      2,993,023
                                              -----------    -----------    -----------
          Total.............................  $14,269,603    $25,082,402    $38,219,724
                                              -----------    -----------    -----------

                                                                     APRIL 30,
                                                             -------------------------
                                                                2000          2001
                                                             ----------    -----------
Long-lived assets:
United States..............................................  $2,017,744    $16,686,666
Canada.....................................................     640,316        671,447
Rest of world..............................................          --          3,598
                                                             ----------    -----------
          Total............................................  $2,658,060    $17,361,711
                                                             ==========    ===========

16. ACQUISITION OF DTI

     On June 14, 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. ("DTIH"), its wholly owned subsidiary Digital Techniques, Inc ("DTI") and certain other assets for $12.7 million in cash, including transaction costs, and 364,601 shares of common stock and 101,916 stock options with a fair market value of $10.9 million. The transaction has been accounted for as a purchase in accordance with Accounting Principals Board ("APB") Opinion 16 -- "Business Combinations" and APB 17 -- "Intangible Assets". The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $1.6 million of the purchase price to tangible liabilities, $16.8 million to goodwill and other intangibles, $8.0 million to completed technology, and $694,000 to in-process development. Goodwill and associated intangibles resulting from the acquisition are being amortized over a period of five years. Other intangibles include items such as DTI's customer lists and in-place trained workforce. Goodwill, completed technology and other intangibles are evaluated for impairment based on the related undiscounted cash flows. The balances shown at April 30, 2001 are net of accumulated amortization of $4.6 million. During the period ended July 31, 2000, the Company recorded a $694,000 in-process research and development charge to fully write off the value associated with projects that were yet to be completed or released from beta testing.

     The consolidated results of operations for the year ended April 30, 2001 include DTIH's results from June 14, 2000. Assuming the acquisition of DTIH occurred on May 1, 1999, on a pro-forma basis, the Company would have reported revenues of $36.9 million and $39.6 million, net losses of $11.3 million and $14.2 million and basic net loss per common share of $0.72 and $0.74 for the years ended April 30, 2000 and 2001 respectively. The unaudited pro-forma financial information is presented for illustrative purposes and is

                            MCK COMMUNICATIONS, INC.

not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.

17. ENTRATA LICENSE AGREEMENT

     The Company entered into an agreement with Entrata providing MCK with a royalty free, non-exclusive, perpetual, worldwide license to use, install, and modify Entrata's LoopBuilder 50 and 100 series integrated access device technology. This technology will be integrated into certain MCK products and solutions and resold or sublicensed under MCK's name and trademarks. In consideration for the license and related training, MCK agreed to pay $3.0 million, of which $2.0 million was advanced to Entrata prior to April 30, 2001. The remaining amounts are payable by May 31, 2002. The source code, and all deliverables were received by the Company in February 2001. Training was completed during the Company's fourth quarter of fiscal 2001. The entire $3.0 million was expensed during the fourth quarter of fiscal 2001 as in-process research and development.

18. RESTRUCTURING

     During March 2001, we reorganized various operating functions of our business, re-focused our business on our core competencies and matched staffing needs to our strategic initiatives. The reorganization and refocusing resulted in a reduction of our workforce by approximately 10% or 25 employees. In conjunction with this action we recorded a charge of approximately $597,000 for the costs of severance, related benefits and outplacement services. As of April 30, 2001, we had an accrual of $380,000 related to employee severance and outplacement services that will be paid during our quarter ending July 31, 2001.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                 QUARTER
                                               -------------------------------------------
2001                                           FIRST(2)    SECOND      THIRD     FOURTH(1)
----                                           --------    -------    -------    ---------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.....................................  $10,042     $11,768    $10,355     $6,054
Gross profit.................................    6,230       7,279      5,877      3,547
Net loss.....................................    1,286         969      2,921      6,623
Loss per common share:
Basic earnings per share.....................  $  0.07     $  0.05    $  0.15     $ 0.34

---------------
     (1) Includes $3.0 million of expense related to the Entrata license agreement (see note 17) and $597,000 of expense related to a corporate restructuring (see note 18).

     (2) Includes the results of DTIH subsequent to June 14, 2000 (see note 16).

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1 (1)      Agreement and Plan of Merger, dated June 14, 2000, by and
              among the Registrant, Omni Acquisition Corporation, Troy
              Holdings International, Inc., DTI Holdings, Inc., Digital
              Techniques, Inc. and certain shareholders of DTI Holdings,
              Inc.
 3.1 (2)      Second Amended and Restated Certificate of Incorporation of
              the Registrant (Exhibit No. 3.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
 3.2 (2)      First Amended and Restated By-laws of the Registrant
              (Exhibit No. 3.5 of Registration Statement on Form S-1 (File
              No. 333-85821)).
 4.1 (2)      Specimen certificate for shares of common stock, $.001 par value, of the Registrant.
10.1 (2)      Amended and Restated Registration Rights Agreement, dated
              July 16, 1998, among the Registrant and the stockholders
              named therein. (Exhibit No. 10.2 of Registration Statement on Form S-1 (File No. 333-85821)).
10.2 (2)      Amended and Restated 1996 Stock Option Plan of the
              Registrant. (Exhibit No. 10.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
10.3 (3)      1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)      Form of Stock Restriction Agreement for sale of restricted stock to executive officers (Exhibit No. 10.9 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (2)      Form of Promissory Note for purchase of restricted stock by executive officers (Exhibit No. 10.10 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.6 (2)      Form of Pledge Agreement (Exhibit No. 10.11 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.7 (2)      Form of Promissory Note (Exhibit No. 10.12 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.8 (2)+     Agreement between the Registrant and Lucent Technologies,
              Inc. effective as of April 30, 1999 (Exhibit No. 10.15 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.9 (2)+     Master Support Agreement between the Registrant and Vital
              Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.10 (2)     Lease Agreement by and between the Registrant and
              Wellsford/Whitehall Holdings, L.L.C. dated January 10, 2000.
10.10.1 (5)   First Amendment to Lease Agreement between the registrant
              and Wellsford/Whitehall Holdings, LLC dated May 25, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.10.2 (5)   Second Amendment to Lease Agreement between the registrant and Wellsford/Whitehall Holdings, LLC dated May 31, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.11 (5)     Lease Agreement by and between the Digital Techniques, Inc.
              and Armet Bethany Limited Partnership dated July 7, 1993, as amended April 21, 1995 and further amended December 14,
              1998. (Exhibit No. 10.14 of Annual Report on Form 10-K (File
              No. 0-22703)).
10.12 (6)     2000 Director Stock Option Plan of the Registrant.
10.13 (7)     2000 Employee Stock Purchase Plan of the Registrant.
10.14         Offer letter dated January 11, 2001, between the Registrant and Glenda Davis.
10.15         Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.
10.16         Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
21.1          Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP.

---------------
 + Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Report on Form 8-K dated June 28, 2000.

(2) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(3) Incorporated by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-8 dated February 4, 2000.

(4) Incorporated by reference to Exhibit No. 10.18 of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-96235), which was declared effective on April 4, 2000.

(5) Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 31, 2000.

(6) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 dated November 14, 2000.

(7) Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 dated December 4, 2000.