Form 10-K/A
period 2001-04-30
MCK COMMUNICATIONS INC
filed 2001-08-29
CIK 1093576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-22703

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

     At May 31, 2001 the registrant had outstanding 20,180,325 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     On July 2, 2001, MCK Communications, Inc. filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2001 with the Securities and Exchange Commission. The purpose of this amendment is to correct certain typographical errors contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     For the fiscal years ended April 30, 2000 and 2001, Avaya (formerly Lucent Technologies) accounted for approximately 45.6% and 24.1%, respectively of our revenues. However, during the last six months of our fiscal year ended April 30, 2001, sales to Avaya fell to $2.1 million or 12.8% of our business compared to $7.1 million or 32.5% of our business in the previous six month period. The revenue shortfall from Avaya was not offset by revenue contributions from other channels and had an adverse effect on our business. We believe the reduction in revenues from Avaya is related to a change in their inventory carrying policy, a slow down in their overall business and their release of internally developed competitive products. Additionally, a weak economy has lead to a slow down in capital spending which has also had a negative impact on our business. We expect the trend of lower Avaya revenues to continue until the implementation of their new inventory carrying policy is complete and their business recovers. However, there can be no assurance that revenue from Avaya will return to previous levels. We cannot currently predict when capital spending will rebound to previous levels.

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

     Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products, as well as related trade show, promotional and public relations expenses. We primarily sell our products through an indirect distribution system that includes the following channels: OEMs and private label partners, ILECs, systems integrators and distributors, telecom and datacom VARs and service providers. Our sales force and marketing efforts are primarily directed at developing brand awareness and supporting our indirect distribution channels. We intend to pursue sales and marketing campaigns to deepen penetration with existing partners and selectively expand to new distribution channels. As revenues increase, we expect sales and marketing headcount and associated expenses to increase accordingly.

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

     Cost of goods sold. Cost of goods sold increased from $9.5 million for the fiscal year ended April 30, 2000 to $15.3 million for the fiscal year ended April 30, 2001, an increase of $5.8 million or 61.7%. This increase was primarily related to the increase in volume of units shipped. Gross profit decreased from 62.3% for the year ended April 30, 2000 to 60.0% for the year ended April 30, 2001. The decrease in gross profit was primarily attributable to a $500,000 write down of inventory related to the discontinuance of certain non-strategic products as well as increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our 24-port gateway and cost reduced EXTender 4000 products. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy, increased competition and rising costs of certain components.

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

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1 (1)      Agreement and Plan of Merger, dated June 14, 2000, by and
              among the Registrant, Omni Acquisition Corporation, Troy
              Holdings International, Inc., DTI Holdings, Inc., Digital
              Techniques, Inc. and certain shareholders of DTI Holdings,
              Inc.
 3.1 (2)      Second Amended and Restated Certificate of Incorporation of
              the Registrant (Exhibit No. 3.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
 3.2 (2)      First Amended and Restated By-laws of the Registrant
              (Exhibit No. 3.5 of Registration Statement on Form S-1 (File
              No. 333-85821)).
 4.1 (2)      Specimen certificate for shares of common stock, $.001 par value, of the Registrant.
10.1 (2)      Amended and Restated Registration Rights Agreement, dated
              July 16, 1998, among the Registrant and the stockholders
              named therein. (Exhibit No. 10.2 of Registration Statement on Form S-1 (File No. 333-85821)).
10.2 (2)      Amended and Restated 1996 Stock Option Plan of the
              Registrant. (Exhibit No. 10.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
10.3 (3)      1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)      Form of Stock Restriction Agreement for sale of restricted stock to executive officers (Exhibit No. 10.9 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (2)      Form of Promissory Note for purchase of restricted stock by executive officers (Exhibit No. 10.10 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.6 (2)      Form of Pledge Agreement (Exhibit No. 10.11 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.7 (2)      Form of Promissory Note (Exhibit No. 10.12 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.8 (2)+     Agreement between the Registrant and Lucent Technologies,
              Inc. effective as of April 30, 1999 (Exhibit No. 10.15 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.9 (2)+     Master Support Agreement between the Registrant and Vital
              Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.10 (2)     Lease Agreement by and between the Registrant and
              Wellsford/Whitehall Holdings, L.L.C. dated January 10, 2000.
10.10.1 (5)   First Amendment to Lease Agreement between the registrant
              and Wellsford/Whitehall Holdings, LLC dated May 25, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.10.2 (5)   Second Amendment to Lease Agreement between the registrant and Wellsford/Whitehall Holdings, LLC dated May 31, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.11 (5)     Lease Agreement by and between the Digital Techniques, Inc.
              and Armet Bethany Limited Partnership dated July 7, 1993, as amended April 21, 1995 and further amended December 14,
              1998. (Exhibit No. 10.14 of Annual Report on Form 10-K (File
              No. 0-22703)).
10.12 (6)     2000 Director Stock Option Plan of the Registrant.
10.13 (7)     2000 Employee Stock Purchase Plan of the Registrant.
10.14*        Offer letter dated January 11, 2001, between the Registrant and Glenda Davis.
10.15*        Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.
10.16*        Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.
21.1*         Subsidiaries of the Registrant.
23.1*         Consent of Ernst & Young LLP.

---------------
 *  Previously filed

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Needham, State of Massachusetts on the 29(th) day of August, 2001.

                                          MCK COMMUNICATIONS, INC.

                                          By:     /s/ GLENDA N. DAVIS
                                          --------------------------------------
                                                     Glenda N. Davis
                                          President and Chief Executive Officer

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

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----
               /s/ STEVEN J. BENSON                  Chairman of the Board               August 29, 2001
---------------------------------------------------
                 Steven J. Benson

                /s/ GLENDA N. DAVIS                  President, Chief Executive Officer  August 29, 2001
---------------------------------------------------    and Director (Principal
                  Glenda N. Davis                      Executive Officer)

                 /s/ PAUL K. ZURLO                   Chief Financial Officer (Principal  August 29, 2001
---------------------------------------------------    Financial Officer and Principal
                   Paul K. Zurlo                       Accounting Officer)

                /s/ CALVIN K. MANZ                   Director                            August 27, 2001
---------------------------------------------------
                  Calvin K. Manz

                /s/ JOHN B. LANDRY                   Director                            August 27, 2001
---------------------------------------------------
                  John B. Landry

                /s/ GREGORY M. AVIS                  Director                            August 27, 2001
---------------------------------------------------
                  Gregory M. Avis

              /s/ MICHAEL H. BALMUTH                 Director                            August 27, 2001
---------------------------------------------------
                Michael H. Balmuth

                 /s/ PAUL SEVERINO                   Director                            August 27, 2001
---------------------------------------------------
                   Paul Severino

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

     (2) Includes the results of DTIH subsequent to June 14, 2000 (see note 16).

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
 2.1 (1)      Agreement and Plan of Merger, dated June 14, 2000, by and
              among the Registrant, Omni Acquisition Corporation, Troy
              Holdings International, Inc., DTI Holdings, Inc., Digital
              Techniques, Inc. and certain shareholders of DTI Holdings,
              Inc.
 3.1 (2)      Second Amended and Restated Certificate of Incorporation of
              the Registrant (Exhibit No. 3.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
 3.2 (2)      First Amended and Restated By-laws of the Registrant
              (Exhibit No. 3.5 of Registration Statement on Form S-1 (File
              No. 333-85821)).
 4.1 (2)      Specimen certificate for shares of common stock, $.001 par value, of the Registrant.
10.1 (2)      Amended and Restated Registration Rights Agreement, dated
              July 16, 1998, among the Registrant and the stockholders
              named therein. (Exhibit No. 10.2 of Registration Statement on Form S-1 (File No. 333-85821)).
10.2 (2)      Amended and Restated 1996 Stock Option Plan of the
              Registrant. (Exhibit No. 10.3 of Registration Statement on
              Form S-1 (File No. 333-85821)).
10.3 (3)      1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)      Form of Stock Restriction Agreement for sale of restricted stock to executive officers (Exhibit No. 10.9 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (2)      Form of Promissory Note for purchase of restricted stock by executive officers (Exhibit No. 10.10 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.6 (2)      Form of Pledge Agreement (Exhibit No. 10.11 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.7 (2)      Form of Promissory Note (Exhibit No. 10.12 of Registration
              Statement on Form S-1 (File No. 333-85821)).
10.8 (2)+     Agreement between the Registrant and Lucent Technologies,
              Inc. effective as of April 30, 1999 (Exhibit No. 10.15 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.9 (2)+     Master Support Agreement between the Registrant and Vital
              Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of
              Registration Statement on Form S-1 (File No. 333-85821)).
10.10 (2)     Lease Agreement by and between the Registrant and
              Wellsford/Whitehall Holdings, L.L.C. dated January 10, 2000.
10.10.1 (5)   First Amendment to Lease Agreement between the registrant
              and Wellsford/Whitehall Holdings, LLC dated May 25, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.10.2 (5)   Second Amendment to Lease Agreement between the registrant and Wellsford/Whitehall Holdings, LLC dated May 31, 2000.
              (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No.
              0-22703)).
10.11 (5)     Lease Agreement by and between the Digital Techniques, Inc.
              and Armet Bethany Limited Partnership dated July 7, 1993, as amended April 21, 1995 and further amended December 14,
              1998. (Exhibit No. 10.14 of Annual Report on Form 10-K (File
              No. 0-22703)).
10.12 (6)     2000 Director Stock Option Plan of the Registrant.
10.13 (7)     2000 Employee Stock Purchase Plan of the Registrant.
10.14*        Offer letter dated January 11, 2001, between the Registrant and Glenda Davis.
10.15*        Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.
10.16*        Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis.

21.1*         Subsidiaries of the Registrant.
23.1*         Consent of Ernst & Young LLP.

---------------
 *  Previously filed

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