Form 10-Q
period 2001-07-31
MCK COMMUNICATIONS INC
filed 2001-09-13
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED JULY 31, 2001 OR

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

                                YES [X]           NO [ ]

As of August 31, 2001, there were 20,239,233 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents



PART I -  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at April 30, 2001
          and July 31, 2001                                                   3

          Consolidated Statements of Operations for the
          three months ended July 31, 2000 and 2001                           4

          Consolidated Statements of Cash Flows for the
          three months ended July 31, 2000 and 2001                           5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         12

PART II - OTHER INFORMATION                                                  19

Item 1.   Legal Proceedings                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

Signatures                                                                   20

Part I.  Financial Information
Item 1.  Consolidated Financial Statements


                            MCK Communications, Inc.
                          Consolidated Balance Sheets
                                 (In thousands)



                                                             April 30,   July 31,
                                                               2001        2001
                                                             --------    ---------
                                                                        (Unaudited)


                                     Assets

Current assets:
  Cash and equivalents                                       $  4,035    $  6,474
  Marketable securities                                        50,766      44,170
  Accounts receivable, net                                      5,150       3,701
  Inventory                                                     4,337       3,088
  Prepaids and other current assets                             1,692         469
                                                             --------    --------
    Total current assets                                       65,980      57,902

Fixed assets, net                                               4,093       3,955
Goodwill, intangibles and other assets                         13,755         125
Completed Technology                                            6,569       4,932
                                                             --------    --------
Total assets                                                 $ 90,397    $ 66,914
                                                             ========    ========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                           $  3,484    $    802
  Accrued liabilities                                           2,356       1,787
  Accrued compensation and benefits                             1,179         972
  Taxes payable                                                   508         456
  Deferred revenue                                                  9          25
                                                             --------    --------
    Total current liabilities                                   7,536       4,042
Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   20,115,078 at April 30, 2001 and 20,243,478 at
   July 31, 2001                                                   20          20
  Additional paid-in capital                                  126,851     127,043
  Accumulated deficit                                         (41,012)    (61,591)
  Deferred compensation                                        (1,615)     (1,216)
  Accumulated other comprehensive loss                           (547)       (548)
  Notes receivable from officers                                 (836)       (836)
                                                             --------    --------
    Total common stockholders' equity                          82,861      62,872
                                                             --------    --------
    Total liabilities and stockholders'
       equity                                                $ 90,397    $ 66,914
                                                             ========    ========



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                             Unaudited
                                                         Three Months Ended
                                                              July 31,
                                                        --------------------
                                                          2000        2001
                                                        -------     --------

Revenues                                                $10,042     $  4,167
Cost of goods sold                                        3,812        2,339
                                                        -------     --------
Gross profit                                              6,230        1,828

Operating expenses:
  Research and development (excluding amortization
    of stock based compensation of $223 and
    $121 at July 31, 2000 and 2001, respectively.)        2,007        2,492
  Sales and marketing (excluding amortization of
    stock based compensation of $338 and $180 at
    July 31, 2000 and 2001, respectively.)                2,965        3,185
  General and administrative (excluding amortization
    of stock based compensation of $182 and $98 at
    July 31, 2000 and 2001, respectively.)                  956        1,077
  Amortization of stock based compensation                  743          399
  Amortization of goodwill and other intangibles          1,333        1,226
  Impairment of goodwill and other intangibles               --       14,063
  Restructuring                                              --          450
                                                        -------     --------
     Total operating expenses                             8,004       22,892
                                                        -------     --------

Loss from operations                                     (1,774)     (21,064)
Other income (expense):
  Interest expense                                           (8)          --
  Interest income                                           966          533
  Other expense, net                                         (5)         (22)
                                                        -------     --------
     Total other income                                     953          511
                                                        -------     --------
Loss before provision for income taxes                     (821)     (20,553)
Provision for income taxes                                  465           25
                                                        -------     --------
Net loss                                                $(1,286)    $(20,578)
                                                        =======     ========
Basic net loss per share                                $ (0.07)    $  (1.03)
                                                        =======     ========
Shares used in computing basic net loss per share        18,828       19,888
                                                        =======     ========



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                Unaudited
                                                            Three Months Ended
                                                                 July 31,
                                                            ------------------
                                                            2000          2001
                                                            ----          ----

Cash flows from operating activities:
   Net loss                                               $ (1,286)   $(20,578)
   Depreciation                                                354         558
   Amortization and of goodwill and other intangibles        1,333       1,226
   Impairment of goodwill and other intangibles                 --      14,063
   Stock based compensation                                    743         399
   Changes in operating assets and liabilities:
      Accounts receivable                                   (1,231)      1,449
      Inventory                                               (446)      1,249
      Prepaids and other current assets                        304       1,223
      Other assets                                              65         (23)
      Accounts payable                                      (1,068)     (2,682)
      Accrued liabilities                                      (22)       (568)
      Taxes payable                                            394         (53)
      Accrued compensation and benefits                     (1,250)       (207)
      Deferred revenue                                         (15)         16
                                                          --------     -------
Net cash (used) in operating activities                     (2,125)     (3,928)

Cash flows from investing activities:
    Purchases of property and equipment                       (722)       (428)
    Acquisition of business, net of cash acquired          (12,623)         --
    (Purchase) sale of marketable securities               (32,007)      6,596
                                                          --------     -------
Net cash (used) in provided by investing activities        (45,352)      6,168

Cash flows from financing activities:
    Net proceeds from issuance of common stock                 (59)        186
    Proceeds from option exercises                              43           5
    Decrease in short term borrowings                         (866)         --
                                                          --------     -------
Net cash provided by (used) in financing activities           (882)        191

Effect of exchange rate change on cash                         (33)          8
                                                          --------     -------

Net increase (decrease) in cash and equivalents            (48,392)      2,439
Cash and equivalents, beginning of period                   55,844       4,035
                                                          --------     -------
Cash and equivalents, end of period                       $  7,452     $ 6,474
                                                          ========     =======

Supplemental disclosures of cash flow information:

Cash paid for interest                                    $      8    $     --
Common shares issued in acquisition of DTIH                 10,940          --



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, necessary for the fair presentation of the financial position at July 31, 2001 and the operating results and cash flows for the three months ended July 31, 2001 and 2000. In addition to normal recurring adjustments, the financial statements for the three months ended July 31, 2001 include an impairment charge (see note 3) and a restructuring charge (see note 4). The balance sheet at April 30, 2001 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three months ended July 31, 2001 are not necessarily indicative of the results to be achieved in future quarters or the year ended April 30, 2002.

b.   CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less.

c.   MARKETABLE SECURITIES

The Company's marketable securities consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Unrealized gains relating to available-for-sale securities were $196 at July 31, 2001. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income.

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

The Company has adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which did not have a material effect on the Company's financial position or results of operations.

e.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. For the three months ended July 31, 2000 and 2001, MCK's comprehensive loss was $1.3 million and $20.6 million, respectively.

F.   EARNINGS PER SHARE

SFAS 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding of the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three months ended July 31, 2000 and 2001, 150,000 and 3.1 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

g.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The Company does not believe the adoption of this statement on the Company's financial position and results of operations will be material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. During the fiscal year ending April 3, 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets under the new rules. The Company has not yet determined what the effect of adoption of this statement will be on the earnings and financial position of the Company.

NOTE 2. INVENTORY

Inventory consisted of (in 000's):



                            April 30,            July 31,
                              2001                 2001
                            --------             --------
                                               (Unaudited)

Raw materials                $2,268               $1,897
Work-in-process                 419                  114
Finished goods                1,650                1,077
                             ------               ------
                             $4,337               $3,088


NOTE 3. DTI AND IMPAIRMENT

In June 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc., its wholly owned subsidiary Digital Techniques, Inc. (collectively "DTI") for approximately $23.6 million in cash and common stock. Substantially all of the purchase price was allocated to goodwill and identifiable intangibles, including in-process research and development of $694,000. Although the Company continues to utilize the acquired technology and facilities, the rapidly changing and competitive environment in which the Company operates has negatively impacted operating results. Two of the Company's protocol partners have recently introduced their own competitive products, and one has reduced their purchases of our products. In addition, the Company has determined the market value of DTI acquisition has declined significantly from the value at the date DTI was acquired. Moreover, during the three months ended July 31, 2001, the Company reduced the DTI staff, which was not contemplated at the date of acquisition. As a result, during the three months ended July 31, 2001, the Company determined that impairment indicators were evident. In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at July 31, 2001. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company wrote-off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which is commensurate with the risk involved. The useful lives of the remaining identifiable intangibles were reevaluated and deemed to be appropriate.

The consolidated results of operations for the three months ended July 31, 2001 include DTI's results for the entire period and the results for the three months ended July 31, 2000 include DTI's results from June 14, 2000. Assuming the acquisition of DTI occurred on May 1, 2000, on a pro-forma basis, the company would have reported revenues of $11.4 million, a net loss of $4.28 million and a basic net loss per share of $0.23 for the 3 months ended July 31, 2000. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTI been a combined company during the specified periods.

NOTE 4. RESTRUCTURING

During March 2001, we reorganized various operating functions of our business, refocused on our core competencies and matched staffing needs to our strategic initiatives. The reorganization and refocusing resulted in a reduction of our workforce by 10% or 23 employees. In conjunction with this action we recorded a charge of $597,000 during the three months ended April 30, 2001 for the costs of severance, related benefits and outplacement services. As of July 31, 2001 we had an accrual of approximately $210,000 related to employee severance and outplacement services which will be paid by April 30, 2002. All of these employees were terminated prior to April 30, 2001.

During July 2001, we consolidated the operations of DTI and identified other redundant employees within the Company. The consolidation and reorganization resulted in a reduction of our workforce by approximately 35 employees, of which 30 were employed by DTI. Of the 35 employees, 26 of them were terminated prior to July 31, 2001. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. As of July 31, 2001, we had an accrual of approximately $425,000 related to employee severance and outplacement services which will be paid over the next two quarters ending January 31, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                            Three Months Ended
                                                                July 31,
                                                            ------------------
                                                             2000        2001
                                                            ------      ------

Revenues                                                    100.0%      100.0%
Cost of goods sold                                           38.0%       56.1%
                                                            -----      ------
Gross profit                                                 62.0%       43.9%

Operating expenses:

   Research and development                                  20.0%       59.8%
   Sales and marketing                                       29.5%       76.4%
   General and administrative                                 9.5%       25.8%
   Amortization of stock based compensation                   7.4%        9.6%
   Amortization of goodwill and other intangibles            13.3%       29.4%
   Impairment of goodwill and other intangibles                --       337.5%
   Restructuring                                               --        10.8
                                                            -----      ------
     Total operating expenses                                79.7%      549.4%
                                                            -----      ------
Loss from operations                                        (17.7)%    (505.5)%
Other income (expense):
   Interest expense                                          (0.0)%        --%
   Interest income                                            9.6%       12.8%
   Other expense, net                                        (0.0)%      (0.5)%
                                                            -----      ------
     Total other income                                       9.5%       12.3%
                                                            -----      ------
Loss before provision for income                             (8.2)%    (493.3)%
                                                            =====      ======


THREE MONTHS ENDED JULY 31, 2001 AND 2000

Revenues. Revenues decreased from $10.0 million for the three months ended July 31, 2000 to $4.2 million for the three months ended July 31, 2001, a decrease of $5.9 million or 58.5%. This decrease was, in part, attributable to a $2.9 million reduction in revenues from Avaya (formerly Lucent Technologies). We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. Revenues from Avaya for the three months ended July 31, 2001 were immaterial. Nortel Networks also introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business. We will continue to leverage our distribution channels to drive revenue. However, our revenues and gross profit could be further harmed if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold consists primarily of purchased finished products and purchased subassemblies from contract manufacturers. We incur additional costs to test and assemble these subassemblies for shipment to our customers. Cost of goods sold also includes certain manufacturing overhead costs, primarily facilities and related depreciation and we also incur costs related to maintenance and support services provided to our distribution channels and end users through a third party service provider. Our cost of goods sold decreased from $3.8 million for the three months ended July 31, 2000 to $2.3 million for the three months ended July 31, 2001, a decrease of $1.5 million or 38.6%. This decrease was primarily related to the decrease in volume of units shipped. Gross profit decreased from 62.0% for the three months ended July 31, 2000 to 43.9% for the three months ended July 31, 2001. The decrease in gross profit was primarily attributable to a $400,000 write down of component inventory to market value. Gross profit was also negatively impacted by the smaller revenue base over which we spread our fixed manufacturing costs. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition

     Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $2.0 million for the three months ended July 31, 2000 to $2.5 million for the three months ended July 31, 2001, an increase of $485,000 or 24.2%. This increase was due primarily to increases in staffing, and, to a lesser extent, costs related to prototype units for newly released protocols and related overhead costs. For the three months ended July 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 20.0% to 59.8% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of our products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $3.0 million for the three months ended July 31, 2000 to $3.2 million for the three months ended July 31, 2001, an increase of $220,000 or 7.4%. This increase was primarily due to increases in staffing of both sales and marketing personnel, and increased marketing activities to support more diversified distribution. For the three months ended July 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 29.5% to 76.4% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.

General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $956,000 for the three months ended July 31, 2000 to $1.1 million for the three months ended July 31, 2001, an increase of $121,000 or 12.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our reporting requirements as a public company. For the three months ended July 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 9.5% to 25.8% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.

     Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $743,000 and $399,000 of stock-based compensation expense in the three months ended July 31, 2000 and 2001, respectively.

     Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $1.3 million and $1.2 million of amortization expense related to goodwill and intangibles in the three months ended July 31, 2000 and 2001, respectively.

     Impairment of goodwill and other intangibles. During the three months ended July 31, 2001, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition. The Company determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, the Company recorded a special charge of $14.1 million (see Note 3). These special charges relate to the Company's $12.4 million write-off of goodwill and a $1.7 million write-down of the carrying value of certain identifiable intangibles to their estimated fair value of $4.9 million. As a result of these charges, amortization expense will be reduced from approximately $1.2 million per quarter to approximately $315,000 per quarter in future periods.

     Restructuring. During July 2001 we consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15% or 35 employees. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. The restructuring was completed in July 2001 and we do not anticipate any impact on future results.

     Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $953,000 for the three months ended July 31, 2000 to $511,000 for the three months ended July 31, 2001, a decrease of $442,000. Interest income, offset by interest expense, decreased from income of $958,000 for the three months ended July 31, 2000 to income of $533,000 the three months ended July 31, 2001. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates. Foreign exchange losses for the three months ended July 31, 2000 were $5,000 compared to a loss of $22,000 for the three months ended July 31, 2001. Losses were primarily related to a weakening of the Canadian dollar against the U.S. dollar.

     Income Tax Provision. The Company recorded a income tax provision of $465,000 for the three months ended July 31, 2000 compared to a provision of $25,000 for the three months ended July 31, 2001. The provision recorded for the three months ended July 31, 2001 represents a pro-rata portion of the Company's minimum tax obligations for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

 As of July 31, 2001, our principal sources of liquidity consisted of cash and equivalents of

$6.5 million and short-term investments of $44.2 million. This represents a decrease in cash and equivalents and short-term investments of $4.2 million compared to April 30, 2001. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

     We used cash primarily to fund our operating loss for the quarter and to acquire capital equipment necessary for the operation of our business.

     We expect to devote our capital resources to continue our research and development efforts to enhance our existing products and fund new product development initiatives targeted at the growing service provider and next generation equipment manufacturer markets. We also expect to hire and expand our sales, support, marketing and product management organizations, where prudent. Additionally we will require capital to expand our marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. For instance, the licensing agreement we signed with Entrata requires us to pay $750,000 to Entrata over the next 9 months and we expect to invest an additional $500,000 on this platform in an effort to bring products to market. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $500,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2001, this revenue accounted for 11.2% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at July 31, 2001, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $156,000. To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

At July 31, 2001 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

     As a result of unfavorable economic conditions, reduced capital spending by our enterprise end-users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales declined significantly in the fourth quarter of our fiscal 2001 and first quarter of fiscal 2002. This economic downtown has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will continue to be seriously harmed if current economic conditions do not improve. Additionally, the slow down may impact our customers ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings.

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

     We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users. Our failure to generate as much revenue as expected from these customers or the failure of these customers, particularly Avaya (formerly the enterprise business unit of Lucent), to purchase our products would seriously harm our business. Avaya accounted for approximately 24% of our revenues during fiscal 2001 but contributed an immaterial amount of revenue during the three months ended July 31, 2001. This revenue shortfall was not offset by revenue contributions of other channels and had a material adverse effect on our operating results during this period. While we believe that some of the decline in sales to Avaya is due to a slow down in their business and a weakening of the economy, we recognize that Avaya has introduced competitive products into the market. As a result, there can be no assurance that sales to Avaya will not continue to decline.

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

     Our success depends to a significant degree upon our relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Nitsuko, Nortel, NEC, and Toshiba, among others and their channel distribution partners. The systems sold by these vendors account for approximately 80% of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal year ended April 30, 2001 were attributable to products which interoperate with enterprise voice systems offered by these vendors. We may not be able to continue to develop products that interoperate with the enterprise voice systems offered by these vendors. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

     Our quarterly operating results have varied in the past and are likely to vary in the future. For example, over the last eight fiscal quarters, our net results of operations have ranged from a net loss of $531,000 to a net loss of $20.6 million. It is possible that our revenues and operating results may be below the expectations of securities analysts and investors in future quarters. If we fail to meet or surpass the expectations of securities analysts or investors, the market price of our common stock will most likely fall. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

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

     We have expanded our operations, including the number of our employees, the breadth of our product offerings and the geographic scope of our activities. At July 31, 2001, we employed 159 employees. This number may increase in the future as the economy and our business recover. Further expansion will likely be necessary to address potential growth in our customer base and market opportunities. In addition, we hired a new chief executive officer in January 2001 and much of our senior management team has been with us for less than a year. Any failure to manage growth effectively could harm our business and adversely affect our financial condition and operating results. We cannot assure you that we will be able to do any of the following activities, which we believe are essential to successfully manage the anticipated growth of our operations:

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

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

     On June 14, 2000 we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. Our product range and customer base has increased due in part to this acquisition. This acquisition provided us with technologies to expand our current line of distributed voice products. However, there can be no assurance that the continued integration of all of the acquired technologies will be successful or will not result in unforeseen difficulties that absorb significant management attention. While we continue to utilize the acquired technology and facilities, the rapidly changing and competitive environment in which the Company operates have negatively impacted our operating results. The Company has taken action during the past three fiscal quarters to eliminate non-strategic product offerings, reduce redundant headcount and consolidate the Company's management team. These actions significantly reduced the number of employees at DTI. As a result of these actions and the overall economic outlook we reduced the carrying value of goodwill and other intangible assets acquired in this transaction by $14.1 million (see note 3).

     In the future, we may acquire additional businesses or product lines. The DTI acquisition, or any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. If the DTI acquisition or any future acquisition fails to meet our expectations or if we change the strategic focus of the company, we may decide to sell, close, or otherwise significantly reduce our investment in the acquired technologies, which could have an adverse effect on our operating results.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart's complaint. The trial of this action is scheduled for November 12, 2001. We are unable at this time to estimate the probability of a favorable or unfavorable outcome or to estimate the amount of any losses in the event of an unfavorable outcome.

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2001


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