Form 10-Q/A
period 2000-10-31
MCK COMMUNICATIONS INC
filed 2001-12-21
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly on Form 10-Q for the quarter ended October 31, 2000 as filed on December 15, 2000 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 5 to the consolidated financial statements. Except for Items 1 and 2 of
Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on December 15, 2000. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements


                            MCK Communications, Inc.
                          Consolidated Balance Sheets
                                 (In thousands)


                                                      April 30,      October 31,
                                                        2000             2000
                                                      ---------      ------------
                                                                     (Unaudited)
                                                                     (As Restated
                                                                      -- Note 5)


                                     Assets

Current assets:
  Cash and equivalents                                $  55,844       $   9,757
  Marketable securities                                  19,879          50,562
  Accounts receivable, net                                5,018           7,490
  Inventory                                               2,498           4,194
  Prepaids and other current assets                       1,297           2,368
                                                      ---------       ---------
    Total current assets                                 84,536          74,371

Fixed assets, net                                         2,306           3,227
Goodwill and other assets                                   352          23,172
                                                      ---------       ---------
Total assets                                          $  87,194       $ 100,770
                                                      =========       =========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                    $   4,782       $   5,277
  Accrued liabilities                                       328             654
  Accrued compensation and benefits                         621           1,251
  Taxes payable                                             413           1,327
  Deferred revenue                                           71              36
                                                      ---------       ---------
    Total current liabilities                             6,215           8,545

Deferred taxes                                               33              33

Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   19,357,369 at April 30, 2000 and
   19,965,155 at October 31, 2000                            19              20
  Additional paid-in capital                            115,802         128,349
  Accumulated deficit                                   (29,213)        (31,818)
  Deferred compensation                                  (4,624)         (3,247)
  Accumulated other comprehensive loss                     (345)           (423)
  Notes receivable from officers                           (693)           (689)
                                                      ---------       ---------
    Total stockholders' equity                           80,946          92,192
                                                      ---------       ---------
    Total liabilities and stockholders'
       equity                                         $  87,194       $ 100,770
                                                      =========       =========



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)




                                                                   Unaudited                  Unaudited
                                                               Three Months Ended          Six Months Ended
                                                                   October 31,                October 31,
                                                             ----------------------      ----------------------
                                                               1999          2000          1999          2000
                                                             --------   ------------     --------  ------------
                                                                        (As Restated               (As Restated
                                                                          -- Note 5)                 -- Note 5)



Revenues                                                     $  5,521      $ 11,185      $ 10,043      $ 21,228
Cost of goods sold                                              2,028         4,256         3,718         8,069
                                                             --------      --------      --------      --------
Gross profit                                                    3,493         6,929         6,325        13,159

Operating expenses:
   Research and development (excluding amortization of
     stock based compensation of $474, $208, $928, and
     $430 for the three and six month periods ended
     October 31, 1999 and 2000, respectively)                   1,178         2,318         2,142         4,324
   Sales and marketing (excluding amortization of stock
     based compensation of $510, $264, $872, and $602
     for the three and six month periods ended
     October 31, 1999 and 2000, respectively)                   1,625         3,292         2,972         6,257
   General and administrative (excluding amortization of
     stock based compensation of $316, $162, $614, and
     $345 for the three and six month periods ended
     October 31, 1999 and 2000, respectively)                     599         1,040         1,092         1,996
   Amortization of stock based compensation                     1,300           634         2,414         1,377
   Amortization of goodwill and other intangibles                  --         1,296            --         2,629
                                                             --------      --------      --------      --------
     Total operating expenses                                   4,702         8,580         8,620        16,583
                                                             --------      --------      --------      --------

Loss from operations                                           (1,209)       (1,651)       (2,295)       (3,424)
Other income (expense):
   Interest expense                                               (91)           --          (181)           (9)
   Interest income                                                 27         1,033            51         1,999
   Other income (expense), net                                     67           (65)           38           (70)
                                                             --------      --------      --------      --------
     Total other income (expense)                                   3           968           (92)        1,920
                                                             --------      --------      --------      --------
Loss before provision for income taxes and dividends
   on redeemable preferred stock of subsidiary                 (1,206)         (683)       (2,387)       (1,504)
Provision for income taxes                                         --           636            --         1,100
Dividends on redeemable preferred stock of
   subsidiary                                                      46            --            97            --
                                                             --------      --------      --------      --------
Net loss                                                       (1,252)       (1,319)       (2,484)       (2,604)
Dividends on redeemable preferred stock                           734            --         1,285            --
                                                             --------      --------      --------      --------
Loss applicable to common stock                              $ (1,986)     $ (1,319)     $ (3,769)     $ (2,604)
                                                             ========      ========      ========      ========

Basic net loss per share                                     $  (0.34)     $  (0.07)     $  (0.74)     $  (0.14)
                                                             ========      ========      ========      ========
Shares used in computing basic
   net loss per share                                           5,846        19,255         5,075        19,041
                                                             ========      ========      ========      ========
Pro-forma basic net loss per share                           $  (0.15)     $  (0.07)     $  (0.28)     $  (0.14)
                                                             ========      ========      ========      ========
Shares used in computing pro-forma
   basic net loss per share                                    13,580        19,255        13,278        19,041



The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)





                                                                   Unaudited
                                                                Six Months Ended
                                                                    October 31,
                                                              --------------------
                                                               1999          2000
                                                              ------        ------
                                                                         (As Restated
                                                                           -- Note 5)

Cash flows from operating activities:
   Net loss                                                  $ (2,484)    $ (2,604)
   Depreciation                                                   303          756
   Amortization of goodwill and intangibles                        --        2,629
   Stock based compensation                                     2,414        1,377
   Dividends accrued on subsidiary preferred stock                 97           --
   Changes in operating assets and liabilities:
      Accounts receivable                                        (992)      (1,371)
      Inventory                                                  (356)      (1,098)
      Prepaids and other current assets                          (284)         (85)
      Other assets                                                 --          170
      Accounts payable                                          1,242           75
      Accrued liabilities                                         716         (224)
      Taxes payable                                                --          914
      Accrued compensation and benefits                           (49)        (980)
      Deferred revenue                                             37          (34)
                                                             --------     --------
Net cash provided by (used) in operating activities               644         (475)

Cash flows from investing activities:
    Purchases of property and equipment                          (482)      (1,343)
    Acquisition of business, net of cash acquired                  --      (12,623)
    Purchases of marketable securities                             --      (30,683)
                                                             --------     --------
Net cash used in investing activities                            (482)     (44,649)

Cash flows from financing activities:
    Redemption of subordinated debt                            (2,500)          --
    Redemption of Series A redeemable preferred stock         (19,070)          --
    Redemption of Series C redeemable preferred stock          (3,147)          --
    Redemption of Series E redeemable preferred stock          (2,587)          --
    Net proceeds from issuance of common stock                 49,974          (59)
    Proceeds from option exercises                                  6          111
    Increase (decrease) in short term borrowings                  230         (866)
                                                             --------     --------
Net cash provided by (used) in financing activities            22,906         (814)

Effect of exchange rate change on cash                            (63)        (149)
                                                             --------     --------

Net increase (decrease) in cash and equivalents                23,005      (46,087)
Cash and equivalents, beginning of period                       3,285       55,844
                                                             --------     --------
Cash and equivalents, end of period                          $ 26,290     $  9,757
                                                             ========     ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                       $     30     $      9
Common shares issued in acquisition of DTIH                        --       12,500
Dividends on non-subsidiary preferred                           1,285           --
Sale of restricted stock                                          687           --
Dividends to Manz Development, Inc.                                97           --
Conversion of Series B and D redeemable preferred shares
  to common                                                     4,908           --




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

e.      COMPREHENSIVE INCOME (LOSS)


During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three and six months ended October 31, 2000, MCK's comprehensive loss was $1.39 million and $2.68 million, respectively, compared to a comprehensive loss of $2.02 million and $3.85 million, respectively for three and six months ended October 31, 1999. Other than the Company's net loss, there are no material components of the reported comprehensive loss.


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

NOTE 3. INVENTORY

Inventory consisted of (in 000's):

                           April 30,          October 31,
                             2000                 2000
                           ---------           -----------
                                               (Unaudited)
Raw materials                $  898               $1,772
Work-in-process               1,309                1,159
Finished goods                  291                1,263
                             ------               ------
                             $2,498               $4,194


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


The consolidated results of operations for the three months ended October 31, 2000 include DTIH's results for the entire period and the results for the six months ended October 31, 2000 include DTIH's results from June 14, 2000. Assuming the acquisition of DTIH occurred On May 1, 1999, on a pro-forma basis, the company would have reported revenues of $8.3 million and $16.7 million, net losses of $3.0 million and $5.3 million and basic net loss per share of $0.48 and $0.98 for the three and six months ended October 31, 1999 respectively. Assuming the acquisition occurred on May 1, 2000, on a pro-forma basis, the company would have reported revenues of $22.6 million, net losses of $5.0 million and basic net loss per share of $0.26 during the six months ended October 31, 2000. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.


NOTE 5. RESTATEMENT


In October 2001, the Company undertook a review of its distributor, reseller and OEM arrangements in light of its current operating results and in connection with its restructuring efforts. As a result of those efforts, the Company learned that there were unauthorized arrangements entered into during the second half of the fiscal year ended April 30, 2001 with certain European distributors that if then known would have precluded the recognition of revenue and the Company is reversing the effects of these transactions in the quarter ended July 31, 2001.



In connection with the foregoing, the Company also reviewed a sale to another European distributor that was recorded as revenue in the quarter ended October 31, 2000 and which was reversed in the quarters ended January 31, 2001 and April 30, 2001 due to subsequent inventory returns. The Company has determined these transactions did not comply with revenue recognition standards. Accordingly, the Company has restated its results for the three and six months ended October 31, 2000. The restatement set forth in this Form 10-Q/A does not affect the Company's annual results of operations or financial condition for the fiscal year ended April 30, 2001.


Therefore, the accompanying October 31, 2000 consolidated financial statements have been restated from the amounts previously reported to reflect the recording of these transactions. The effects of this restatement on previously reported financial statements as of and for the three and six months ended October 31, 2000 include the following changes (in thousands, except per share amounts):

As of October 31, 2000


                                              As Previously
                                                 Reported             Restated
                                              -------------           --------

Accounts receivable                             $  8,073              $  7,490
Inventory                                          3,961                 4,194
Total current assets                              74,721                74,371
Total assets                                     101,120               100,770
Accumulated deficit                              (31,468)              (31,818)
Total common stockholders' equity                 92,542                92,192
Total liabilities and stockholders' equity       101,120               100,770


For the three months ended October 31, 2000

Revenues                                          11,768                11,185
Cost of goods sold                                 4,489                 4,256
Gross profit                                       7,279                 6,929
Loss from operations                              (1,301)               (1,651)
Loss before provision for income taxes              (333)                 (683)
Net loss                                            (969)               (1,319)
Basic net loss per share                           (0.05)                (0.07)

For the six months ended October 31, 2000

Revenues                                          21,811                21,228
Cost of goods sold                                 8,302                 8,069
Gross profit                                      13,509                13,159
Loss from operations                              (3,074)               (3,424)
Loss before provision for income taxes            (1,154)               (1,504)
Net loss                                          (2,254)               (2,604)
Basic net loss per share                           (0.12)                (0.14)

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:


                                                     Three Months Ended       Six Months Ended
                                                         October 31,             October 31,
                                                     ------------------      -------------------
                                                      1999         2000       1999        2000
                                                     -------     -------     -------     -------

Revenues                                             100.0 %     100.0 %     100.0 %     100.0 %
Cost of goods sold                                    36.7 %      38.1 %      37.0 %      38.0 %
                                                     -------     -------     -------     -------
Gross profit                                          63.3 %      61.9 %      63.0 %      62.0 %

Operating expenses:

   Research and development                           21.3 %      20.7 %      21.3 %      20.4 %
   Sales and marketing                                29.4 %      29.4 %      29.6 %      29.5 %
   General and administrative                         10.8 %       9.3 %      10.9 %       9.4 %
   Amortization of stock based compensation           23.5 %       5.7 %      24.0 %       6.5 %
   Amortization of goodwill and other intangibles      0.0 %      11.6 %       0.0 %      12.4 %
                                                     -------     -------     -------     -------
     Total operating expenses                         85.2 %      76.7 %      85.8 %      78.1 %
                                                     -------     -------     -------     -------

Loss from operations                                 (21.9)%     (14.8)%     (22.9)%     (16.1)%
Other income (expense):
   Interest expense                                   (1.6)%       0.0 %      (1.8)%       0.0 %
   Interest income                                     0.5 %       9.2 %       0.5 %       9.4 %
   Other income (expense), net                         1.2 %      (0.6)%       0.4 %      (0.3)%
                                                     -------     -------     -------     -------
     Total other income (expense)                      0.1 %       8.7 %      (0.9)%       9.0 %
                                                     -------     -------     -------     -------
Loss before dividends on redeemable
  preferred stock of subsidiary                      (21.8)%      (6.1)%     (23.8)%      (7.1)%
                                                     =======     =======     =======     =======



THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999


Revenues. Revenues increased from $5.5 million for the three months ended October 31, 1999 to $11.2 million for the three months ended October 31, 2000, an increase of $5.7 million or 102.6%. This increase was primarily due to the increased sales of our multi-user products, which accounted for approximately $5.6 million or 50.1% of revenues during the three months ended October 31, 2000, compared to $2.6 million or 47% of revenues in the three months ended October 31, 1999. We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years, divested its PBX unit into a standalone business named Avaya. It is unclear what impact this divestiture may have on our revenues in future quarters.



Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $2.0 million for the three months ended October 31, 1999 to $4.3 million for the three months ended October 31, 2000, an increase of $2.2 million or 109.9%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased slightly from 63.3% for the three months ended October 31, 1999 to 61.9% for the three months ended October 31, 2000. The decrease in gross margin was primarily attributable to increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our 24-port gateway products. We do not expect the trend of decreasing margins to continue in future quarters as we expect higher margin multi-user products and cost saving measures to offset rising component costs, increased pricing pressures, and increased manufacturing overhead costs related to new product introductions.


Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $1.2 million for the three months ended October 31, 1999 to $2.3 million for the three months ended October 31, 2000, an increase of $1.1 million or 96.8%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the three months ended October 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 21.3% to 20.7% as a result of increased revenues. Because we will continue to enhance existing products and fund new product development initiatives, we expect research and development expenses to increase both in real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures in our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment.



Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $1.6 million for the three months ended October 31, 1999 to $3.3 million for the three months ended October 31, 2000, an increase of $1.7 million or 102.6%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities aimed at driving demand for our products. For the three months ended October 31, 1999 and 2000, sales and marketing expenses as a percentage of revenues was 29.4%. We intend to pursue sales and marketing campaigns aggressively and increase our sales force headcount and, therefore, expect these expenses to increase in the future.



General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $599,000 for the three months ended October 31, 1999 to $1.0 million for the three months ended October 31, 2000, an increase of $441,000 or 73.6%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, and, to a lesser extent, professional service costs. For the three months ended October 31, 1999 and 2000, general and administrative expenses decreased as a percentage of revenues from 10.8% to 9.3%. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.


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

SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999


Revenues. Revenues increased from $10.0 million for the six months ended October 31, 1999 to $21.2 million for the six months ended October 31, 2000, an increase of $11.2 million or 111.4%. This increase was primarily due to the increased sales of our multi-user remote voice access products, which accounted for approximately $11.3 million or 53.2% of revenues during the six months ended October 31, 2000, compared to $4.3 million or 42% of revenues in the six months ended October 31, 1999.



Cost of goods sold. Cost of goods sold increased from $3.7 million for the six months ended October 31, 1999 to $8.1 million for the six months ended October 31, 2000, an increase of $4.4 million or 117.0%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased slightly from 63.0% for the six months ended October 31, 1999 to 62.0% for the six months ended October 31, 2000. The decrease in gross margin was primarily attributable to increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our EXTender 3200 for IDSL and 24-port gateway products.



Research and development. Research and development expenses increased from $2.1 million for the six months ended October 31, 1999 to $4.3 million for the six months ended October 31, 2000, an increase of $2.2 million or 101.9%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the six months ended October 31, 1999 and 2000, research and development expenses decreased as a percentage of revenues from 21.3% to 20.4% as a result of increased revenues.



Sales and marketing. Sales and marketing expenses increased from $3.0 million for the six months ended October 31, 1999 to $6.3 million for the six months ended October 31, 2000, an increase of $3.3 million or 110.5%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities aimed at driving demand for our products. For the six months ended October 31, 1999 and 2000, sales and marketing expenses decreased as a percentage of revenues from 29.6% to 29.5%.



General and administrative. General and administrative expenses increased from $1.1 million for the six months ended October 31, 1999 to $2.0 million for the six months ended October 31, 2000, an increase of $904,000 or 82.8%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, and, to a lesser extent, professional service costs. For the six months ended October 31, 1999 and 2000, general and administrative expenses decreased as a percentage of revenues from 10.9% to 9.4%.

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


Net cash used in operations was $475,000 for the six months ended October 31, 2000. Cash used by operations was primarily related to an increase in accounts receivable of $1.4 million, an increase in inventory of $1.1 million, and a decrease in accrued compensation of $1.0 million. This was partially offset by net income adjusted to exclude non cash stock based compensation charges and depreciation and amortization of $2.2 million and an increase in taxes payable of $914,000. Net cash used in investing activities was $44.6 million. We used $30.7 million to purchase short-term investments and $12.6 million in cash to purchase DTIH and certain other assets. Net cash used in financing activities was $814,000 for the six months ended October, 31, 2000. Cash used in financing activities was primarily related to a reduction in DTI's short-term debt of $866,000.


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


Dated: December 21, 2001


                                      MCK COMMUNICATIONS, INC.


                                      /s/ Glenda Davis
                                      -----------------------------------
                                      Glenda Davis
                                      President and CEO





                                      /s/ Gerald J. McGovern
                                      -----------------------------------
                                      Gerald J. McGovern
                                      Chief Financial Officer