Form 10-Q/A
period 2001-01-31
MCK COMMUNICATIONS INC
filed 2001-12-21
CIK 1093576

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

                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly on Form 10-Q for the quarter ended January 31, 2001 as filed on March 19, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 6 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on March 19, 2001. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements


                            MCK Communications, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)



                                                                   April 30,        January 31,
                                                                     2000              2001
                                                                  ---------         ---------
                                                                                   (Unaudited)
                                                                                  (As Restated -
                                                                                     Note 6)
                                     Assets
Current assets:
  Cash and equivalents                                            $  55,844         $  12,368
  Marketable securities                                              19,879            45,419
  Accounts receivable, net                                            5,018             8,047
  Inventory                                                           2,498             3,907
  Prepaids and other current assets                                   1,297             2,195
                                                                  ---------         ---------
    Total current assets                                             84,536            71,936

Fixed assets, net                                                     2,306             3,843
Goodwill and other assets                                               352            22,314
                                                                  ---------         ---------
Total assets                                                      $  87,194         $  98,093
                                                                  =========         =========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                $   4,782         $   4,563
  Accrued liabilities                                                   328             1,299
  Accrued compensation and benefits                                     621             1,302
  Taxes payable                                                         413               982
  Deferred revenue                                                       71                19
                                                                  ---------         ---------
    Total current liabilities                                         6,215             8,165

Deferred taxes                                                           33             1,502

Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   19,357,369 at April 30, 2000 and
   19,975,500 at January 31, 2001                                        19                20
  Additional paid-in capital                                        115,802           126,785
  Accumulated deficit                                               (29,213)          (34,705)
  Deferred compensation                                              (4,624)           (2,628)
  Accumulated other comprehensive loss                                 (345)             (357)
  Notes receivable from officers                                       (693)             (689)
                                                                  ---------         ---------
    Total stockholders' equity                                       80,946            88,426
                                                                  ---------         ---------
    Total liabilities and stockholders'
       equity                                                     $  87,194         $  98,093
                                                                  =========         =========


     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)




                                                                          Unaudited                          Unaudited
                                                                      Three Months Ended                 Nine Months Ended
                                                                            January 31,                      January 31,
                                                                      2000             2001             2000             2001
                                                                    --------         --------         --------         --------
                                                                                   (As Restated                      (As Restated
                                                                                     - Note 6)                         - Note 6)

Revenues                                                            $  6,719         $ 10,411         $ 16,763         $ 31,638
Cost of goods sold                                                     2,556            4,501            6,274           12,569
                                                                    --------         --------         --------         --------
Gross profit                                                           4,163            5,910           10,489           19,069

Operating expenses:
   Research and development (excluding amortization of Stock
     based compensation of $385, $200, $1,176, and
     $631 for the three and nine month periods ended
     January 31, 2000 and 2001, respectively)                          1,292            2,422            3,433            6,747
   Sales and marketing (excluding amortization of
     Stock based compensation of $350, $257, $1,360, and
     $859 for the three and nine month periods ended
     January 31, 2000 and 2001, respectively)                          2,021            4,124            4,994           10,380
   General and administrative (excluding amortization of
     Stock based compensation of $311, $162, $924, and
     $506 for the three and nine month periods ended
     January 31, 2000 and 2001, respectively)                            685            1,394            1,778            3,390
   Amortization of stock based compensation                            1,046              619            3,460            1,996
   Amortization of goodwill and other intangibles                       --              1,430             --              4,059
                                                                    --------         --------         --------         --------
     Total operating expenses                                          5,044            9,989           13,665           26,572
                                                                    --------         --------         --------         --------

Loss from operations                                                    (881)          (4,079)          (3,176)          (7,503)
Other income (expense):
   Interest expense                                                       (9)             (16)            (190)             (19)
   Interest income                                                       389              989              440            2,988
   Other income (expense), net                                           (30)             (32)               8             (108)
                                                                    --------         --------         --------         --------
     Total other income                                                  350              941              258            2,861
                                                                    --------         --------         --------         --------
Loss before provision (benefit for income taxes and
   dividends on redeemable preferred stock of subsidiary                (531)          (3,138)          (2,918)          (4,642)
Provision (benefit) for income taxes                                    --               (250)            --                850
Dividends on redeemable preferred stock of subsidiary                   --               --                 97             --
                                                                    --------         --------         --------         --------
Net loss                                                                (531)          (2,888)          (3,015)          (5,492)
Dividends on redeemable preferred stock                                 --               --              1,285             --
                                                                    --------         --------         --------         --------
Loss applicable to common stock                                     $   (531)        $ (2,888)        $ (4,300)        $ (5,492)
                                                                    ========         ========         ========         ========

Basic net loss per common share                                     $  (0.03)        $  (0.15)        $  (0.47)        $  (0.29)
                                                                    ========         ========         ========         ========
Shares used in computing basic
   net loss per common share                                          17,085           19,343            9,079           19,142
                                                                    ========         ========         ========         ========
Pro-forma basic net loss per common share                           $  (0.03)        $  (0.15)        $  (0.30)        $  (0.29)
                                                                    ========         ========         ========         ========
Shares used in computing pro-forma
   basic net loss per common share                                    17,085           19,343           14,547           19,142
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

                            MCK Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)




                                                                                  Unaudited
                                                                              Nine Months Ended
                                                                                 January 31,
                                                                          -------------------------
                                                                            2000             2001
                                                                          --------         --------
                                                                                         (As Restated
                                                                                           -- Note 6)

Cash flows from operating activities:
   Net loss                                                               $ (3,015)        $ (5,492)
Adjustments to reconcile net loss to net cash
  Used in operating activities:
   Depreciation                                                                550            1,160
   Amortization of goodwill and intangibles                                     --            4,059
   Stock based compensation                                                  3,460            1,996
   Dividends accrued on subsidiary preferred stock                              97               --
   Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,853)          (1,928)
      Inventory                                                               (799)            (810)
      Prepaids and other current assets                                     (1,027)             161
      Other assets                                                              --               98
      Accounts payable                                                       1,099             (639)
      Accrued liabilities                                                      350              422
      Taxes payable                                                             --              569
      Accrued compensation and benefits                                         45             (929)
      Deferred revenue                                                         112              (52)
                                                                          --------         --------
Net cash used in operating activities                                         (981)          (1,385)

Cash flows from investing activities:
   Purchases of property and equipment                                        (890)          (2,375)
   Acquisition of business, net of cash acquired                                --          (13,290)
   Purchases of marketable securities                                      (19,423)         (25,539)
                                                                          --------         --------
Net cash used in investing activities                                      (20,313)         (41,204)

Cash flows from financing activities:
   Redemption of subordinated debt                                          (2,500)              --
   Redemption of Series A redeemable preferred stock                       (19,070)              --
   Redemption of Series C redeemable preferred stock                        (3,147)              --
   Redemption of Series E redeemable preferred stock                        (2,587)              --
   Net Proceeds from issuance of common stock and options                   53,575               49
   Increase (decrease) in short term borrowings                                210             (866)
                                                                          --------         --------
Net cash provided by (used in) financing activities                         26,481             (817)

Effect of exchange rate change on cash                                         (48)             (70)

Net increase (decrease) in cash and equivalents                              5,139          (43,476)
Cash and equivalents, beginning of period                                    3,285           55,844
                                                                          --------         --------
Cash and equivalents, end of period                                       $  8,424         $ 12,368
                                                                          ========         ========

Supplemental disclosures of cash flow information:
Cash paid for interest                                                    $    197         $      9
Common shares and stock options issued in acquisition of DTIH                   --           10,939
Dividends on non-subsidiary preferred                                        1,285               --
Sale of restricted stock                                                       597               --
Dividends to Manz Development, Inc.                                            193               --
Conversion of Series B and D redeemable preferred shares to common           4,917               --



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

e.      COMPREHENSIVE INCOME (LOSS)


During the year ended April 30, 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. For the three and nine months ended January 31, 2001, MCK's comprehensive loss was $2.8 million and $5.5 million, respectively, compared to a comprehensive loss of $511,000 and $4.4 million, respectively for three and six months ended January 31, 2000. Other than the Company's net loss, there are no material components of the reported comprehensive loss.


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

NOTE 3. INVENTORY

Inventory consisted of (in 000's):


                            April 30,           January 31,
                              2000                 2001
                              ----                 ----
Raw materials                $  898               $1,726
Work-in-process               1,309                  655
Finished goods                  291                1,526
                             ------               ------
                             $2,498               $3,907
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

The consolidated results of operations for the three months ended January 31, 2001 include DTIH's results for the entire period and the results for the nine months ended January 31, 2001 include DTIH's results from June 14, 2000. Assuming the acquisition of DTIH occurred On May 1, 1999, on a pro-forma basis, the Company would have reported revenues of $9.4 million and $26.1 million, net losses of $4.4 million and $9.7 million and basic net loss per common share of $0.25 and $1.03 for the three and nine months ended January 31, 2000 respectively. Assuming the acquisition occurred on May 1, 2000, on a pro-forma basis, the Company would have reported revenues of $33.0 million, net losses of $7.9 million and basic net loss per share of $0.41 during the nine months ended January 31, 2001. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.

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


NOTE 6. RESTATEMENT

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

In connection with the foregoing, the Company also reviewed sales to two other European distributors, one of which was recorded as revenue in the quarter ended October 31, 2000 and reversed in the quarters ended January 31, 2001 and April 30, 2001 due to subsequent inventory returns and the other of which was recorded as revenue in the quarter ended January 31, 2001 and reversed in the quarter ended April 30, 2001 due to inventory returns. The Company has determined these transactions did not comply with revenue recognition standards. Accordingly, the Company has restated its results for the three and nine months ended January 31, 2001. The restatements set forth in this Form 10-Q/A do not affect the Company's annual results of operations or financial condition for the fiscal year ended April 30, 2001.

Therefore, the accompanying January 31, 2001 consolidated financial statements have been restated from the amounts previously reported to reflect the recording of these transactions. The effects of this restatement on previously reported financial statements as of and for the three and nine months ended January 31, 2001 include the following changes (in thousands, except per share amounts):

As of January 31, 2001

                                              As Previously
                                                 Reported             Restated
                                              -------------           --------
Accounts receivable                             $  8,575              $  8,047
Inventory                                          3,696                 3,907
Total current assets                              72,253                71,936
Total assets                                      98,410                98,093
Accumulated deficit                              (34,388)              (34,705)
Total common stockholders' equity                 88,743                88,426
Total liabilities and stockholders' equity        98,410                98,093


For the three months ended January 31, 2001

Revenues                                          10,355                10,411
Cost of goods sold                                 4,478                 4,501
Gross profit                                       5,877                 5,910
Loss from operations                              (4,112)               (4,079)
Loss before provision for income taxes            (3,171)               (3,138)
Net loss                                          (2,921)               (2,888)
Basic net loss per share                           (0.15)                (0.15)

For the nine months ended January 31, 2001

Revenues                                          32,165                31,638
Cost of goods sold                                12,779                12,569
Gross profit                                      19,386                19,069
Loss from operations                              (7,186)               (7,503)
Loss before provision for income taxes            (4,325)               (4,642)
Net loss                                          (5,175)               (5,492)
Basic net loss per share                           (0.27)                (0.29)

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:



                                                           Three Months Ended               Nine Months Ended
                                                               January 31,                    January 31,
                                                         ----------------------          ----------------------
                                                          2000            2001            2000            2001
                                                         ------          ------          ------          ------
Revenues                                                  100.0%          100.0%          100.0%          100.0%
Cost of goods sold                                         38.0%           43.2%           37.4%           39.7%
                                                         ------          ------          ------          ------
Gross profit                                               62.0%           56.8%           62.6%           60.3%

Operating expenses:

   Research and development                                19.2%           23.3%           20.5%           21.3%
   Sales and marketing                                     30.1%           39.6%           29.8%           32.8%
   General and administrative                              10.2%           13.4%           10.6%           10.7%
   Amortization of stock based compensation                15.6%            5.9%           20.6%            6.3%
   Amortization of goodwill and other intangibles            --            13.7%             --            12.8%
                                                         ------          ------          ------          ------
     Total operating expenses                              75.1%           95.9%           81.5%           83.8%
                                                         ------          ------          ------          ------

Loss from operations                                      (13.1)%         (38.8)%         (19.0)%         (23.7)%
Other income (expense):
   Interest expense                                        (0.1)%          (0.2)%          (1.1)%          (0.1)%
   Interest income                                          5.8%            9.5%            2.6%            9.4%
   Other (income) expense, net                             (0.4)%          (0.3)%           0.0%           (0.3)%
                                                         ------          ------          ------          ------
     Total other income                                     5.2%            9.0%            1.5%            9.0%
                                                         ------          ------          ------          ------
Loss before provision for income taxes
   and dividends on redeemable preferred
   preferred stock of subsidiary                           (7.9)%         (30.1)%         (17.4)%         (14.7)%
                                                         ======          ======          ======          ======



THREE MONTHS ENDED JANUARY 31, 2001 AND 2000


Revenues. Revenues increased from $6.7 million for the three months ended January 31, 2000 to $10.4 million for the three months ended January 31, 2001, an increase of $3.7 million or 54.9%. This increase was primarily due to the increased sales of our multi-user products, which accounted for approximately $5.5 million or 52.8% of revenues during the three months ended January 31, 2001, compared to $3.3 million or 48.9% of revenues in the three months ended January 31, 2000. We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years, divested its PBX unit into a standalone business named Avaya. During the quarter ended January 31, 2001 Avaya accounted for approximately $1.2 million or 11.5% of our revenues compared to $3.7 million or 31% of our revenues in the quarter ended October 31, 2000. This revenue shortfall was not offset by revenue contributions of other channels and had a material adverse effect on our operating results during the quarter. We believe the reduction in revenues from Avaya is directly related to a slow down of Avaya's overall business during the quarter. Additionally, Avaya introduced an aggressive inventory management program that is aimed at reducing their inventory position to 2 weeks. We expect the trend of lower Avaya revenues to continue until we have seen the completion of their inventory model transition and a strengthening of their core business.

Cost of goods sold. Cost of goods sold includes the cost of finished product and subassemblies purchased from contract manufacturers, overhead, and customer service and support costs. Our cost of goods sold increased from $2.6 million for the three months ended January 31, 2000 to $4.5 million for the three months ended January 31, 2001, an increase of $1.9 million or 76%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased from 62.0% for the three months ended January, 2000 to 56.8% for the three months ended January 31, 2001. The decrease in gross margin was primarily attributable to a $500,000 write down of inventory related to the discontinuance of certain non-strategic products as well as increased costs of certain components such as flash memory, general pricing pressures in the market and, to a lesser extent, start-up manufacturing costs associated with our 24-port gateway products. We expect our gross margins will continue to be under pressure due to an overall weakness in the economy, increased competition, and rising costs of certain components.



Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $1.3 million for the three months ended January 31, 2000 to $2.4 million for the three months ended January 31, 2001, an increase of $1.1 million or 87.5%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the three months ended January 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 19.2% to 23.3%. The increase in spending as a percentage of revenues is primarily attributable to lower than expected revenues during the quarter ended January 31, 2001. We will continue enhancing existing products and funding new product development initiatives targeted at market growth segments and we expect research and development expenses to increase both in real dollars and as a percentage of revenue in future periods. We also expect to increase our expenditures in our product validation laboratory to test the interoperability of our products with corporate telephone systems and other products. This competency is becoming increasingly critical to our business as we develop additional products that function over data networks in conjunction with third-party data equipment as well as enhance our customer support operations in support of higher volume partners.



Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $2.0 million for the three months ended January 31, 2000 to $4.1 million for the three months ended January 31, 2001, an increase of $2.1 million or 104.1%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, the write-off of $500,000 of accounts receivables due to the bankruptcy of a large reseller, and, to a lesser extent, increased marketing activities due to supporting a more diversified set of distribution partners. For the three months ended January 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 30.1% to 39.6%. The increase in spending as a percentage of revenues was primarily related to the one time write-off of accounts receivable and lower than anticipated revenues during the quarter ended January 31, 2001. We intend to pursue sales and marketing campaigns to deepen penetration in existing partners and selectively expand. As appropriate, sales and marketing headcount and associated expenses will increase.



General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $685,000 for the three months ended January 31, 2000 to $1.4 million for the three months ended January 31, 2001, an increase of $709,000 or 103.5%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, fees associated with the recruiting and hiring of our new Chief Executive Officer, the addition of DTI staff, and, to a lesser extent, professional service costs. For the three months ended January 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 10.2% to 13.4%. The increase in spending as a percentage of revenues was primarily related to lower than anticipated revenues during the quarter ended January 31, 2001 and increased costs related to the hiring of our new Chief Executive Officer. As we add personnel and incur additional costs related to the growth of our business, we expect that general and administrative expenses will also increase.

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

NINE MONTHS ENDED JANUARY 31, 2001 AND 2000


Revenues. Revenues increased from $16.8 million for the nine months ended January 31, 2000 to $31.6 million for the nine months ended January 31, 2001, an increase of $14.9 million or 88.7%. This increase was primarily due to the increased sales of our multi-user remote voice access products, which accounted for approximately $15.9 million or 50.3% of revenues during the nine months ended January 31, 2001, compared to $7.6 million or 45.2% of revenues in the nine months ended January 31, 2000. Lucent Technologies, a significant customer that has accounted for more than 40% of our revenues over the past 2 years, divested its PBX unit into a standalone business named Avaya. Revenue from Avaya declined in the quarter ended January 31, 2001 which had an adverse affect on our operating results. We believe the reduction in revenues from Avaya is directly related to a slow down of Avaya's overall business during the quarter. We expect the trend of lower Avaya revenues to continue until we have seen the completion of their inventory model transition and a strengthening of their core business.



Cost of goods sold. Cost of goods sold increased from $6.3 million for the nine months ended January 31, 2000 to $12.6 million for the nine months ended January 31, 2001, an increase of $6.3 million or 100.3%. This increase was primarily related to the increase in volume of units shipped. Gross margin decreased from 62.6% for the nine months ended January 31, 2000 to 60.3% for the nine months ended January 31, 2001. The decrease in gross margin was primarily attributable to the write down of inventory related to non-strategic products.


Research and development. Research and development expenses increased from $3.4 million for the nine months ended January 31, 2000 to $6.7 million for the nine months ended January 31, 2001, an increase of $3.3 million or 96.5%. This increase was due primarily to increases in staffing, the addition of DTI's development team, the manufacturing of prototype units for our 24-port gateway and, to a lesser extent, related overhead costs. For the nine months ended January 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 20.5% to 21.3% as a result of lower than anticipated revenues during the quarter ended January 31, 2001.



Sales and marketing. Sales and marketing expenses increased from $5.0 million for the nine months ended January 31, 2000 to $10.4 million for the nine months ended January 31, 2001, an increase of $5.4 million or 107.9%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI's sales force, and, to a lesser extent, increased marketing activities in support of more diversified distribution. For the nine months ended January 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 29.8% to 32.8% as a result of lower than anticipated revenues during the quarter ended January 31, 2001.



General and administrative. General and administrative expenses increased from $1.8 million for the nine months ended January 31, 2000 to $3.4 million for the nine months ended January 31, 2001, an increase of $1.6 or 90.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, fees associated with the recruiting and hiring of our new Chief Executive Officer, and, to a lesser extent, professional service costs. For the nine months ended January 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 10.6% to 10.7%.


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


Net cash used in operations was $1.4 million for the nine months ended January 31, 2001. Cash used by operations was primarily related to an increase in accounts receivable of $1.9 million, an increase in inventory of $800,000, a decrease in accrued compensation of $929,000, and a decrease in accounts payable of $639,000. This was partially offset by net income adjusted to exclude non cash stock based compensation charges and depreciation and amortization of $1.7 million and an increase in taxes payable of $569,000. Net cash used in investing activities was $41.2 million. We used $25.5 million to purchase short-term investments, $12.9 million in cash to purchase DTIH and certain other assets, 667,000 on a licensing agreement and $2.4 million to purchase capital assets. Net cash used in financing activities was $817,000 for the nine months ended January 31, 2001. Cash used in financing activities was primarily related to a reduction in DTI's short-term debt of $866,000 and was slightly offset by proceeds received from the exercise of stock options.


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

ITEM 6. EXHIBITS AND REPORTS ON Form 8-K

      (a)   Exhibits


            Exhibit
            No.         Description
            -------     ------------
            3.1*        Second Amended and Restated Certificate of Incorporation
                        of MCK Communications, Inc. (incorporated by reference
                        to Exhibit 3.3 to the MCK Communications, Inc.
                        registration statement on Form S-1, as amended (File No.
                        333-85821) which was originally filed with the SEC on
                        August 24, 1999.)

            3.2*        Amended and Restated By-laws of MCK Communications,
                        Inc. (incorporated by reference to Exhibit 3.5 to the MCK Communications, Inc. registration statement on Form
                        S-1, as amended (File No. 333-85821) which was originally filed with the SEC on August 24, 1999.)


      (b)   Reports on Form 8-K

            None.


* Previously filed as an exhibit to Form 10-Q on March 19, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 21, 2001


                                      MCK COMMUNICATIONS, INC.

                                      /s/ Glenda Davis
                                      ------------------------------------------
                                      Glenda Davis
                                      President and CEO


                                      /s/ Gerald J. McGovern
                                      ------------------------------------------
                                      Gerald J. McGovern
                                      Chief Financial Officer

Exhibit Index


Exhibit
No.         Description
3.1*        Second Amended and Restated Certificate of Incorporation of MCK
            Communications, Inc. (incorporated by reference to Exhibit 3.3 to the MCK Communications, Inc. registration statement on Form S-1, as amended (File No. 333-85821) which was originally filed with the
            SEC on August 24, 1999.)

3.2*        Amended and Restated By-laws of MCK Communications, Inc.
            (incorporated by reference to Exhibit 3.5 to the MCK
            Communications, Inc. registration statement on Form S-1, as amended
            (File No. 333-85821) which was originally filed with the SEC on August 24, 1999.)



* Previously filed as an exhibit to Form 10-Q on March 19, 2001