Form 10-Q/A
period 2001-07-31
MCK COMMUNICATIONS INC
filed 2001-12-21
CIK 1093576

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

                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's quarterly on Form 10-Q for the quarter ended July 31, 2001 as filed on September 13, 2001 and is being filed to reflect the restatement of the Registrant's consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 5 to the consolidated financial statements. Except for Items 1 and 2 of Part I, no other information included in the original report of Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated disclosures in this Form 10-Q/A to reflect any events subsequent to the Registrant's initial filing of its quarterly report on Form 10-Q on September 13, 2001. For the most recent information concerning the Registrant and updated Risk Factors, please see the Registrant's Annual Report on Form 10-K for the year ended April 30, 2001.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements


                            MCK Communications, Inc.
                          Consolidated Balance Sheets
                                 (In thousands)



                                                             April 30,       July 31,
                                                               2001            2001
                                                             --------      -------------
                                                                            (Unaudited)
                                                                          (As Restated -
                                                                              Note 5)

                                     Assets

Current assets:
  Cash and equivalents                                       $  4,035        $  6,474
  Marketable securities                                        50,766          44,170
  Accounts receivable, net                                      5,150           3,095
  Inventory                                                     4,337           3,408
  Prepaids and other current assets                             1,692             469
                                                             --------        --------
    Total current assets                                       65,980          57,616

Fixed assets, net                                               4,093           3,955
Goodwill, intangibles and other assets                         13,755             125
Completed Technology                                            6,569           4,932
                                                             --------        --------
Total assets                                                 $ 90,397        $ 66,628
                                                             ========        ========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                           $  3,484        $    802
  Accrued liabilities                                           2,356           1,787
  Accrued compensation and benefits                             1,179             972
  Taxes payable                                                   508             456
  Deferred revenue                                                  9             188
                                                             --------        --------
    Total current liabilities                                   7,536           4,205
Stockholders' equity:
  Common stock, $.001 par value;
   Authorized 40,000,000 shares
   Issued and outstanding -
   20,115,078 at April 30, 2001 and 20,243,478 at
   July 31, 2001                                                   20              20
  Additional paid-in capital                                  126,851         127,043
  Accumulated deficit                                         (41,012)        (62,040)
  Deferred compensation                                        (1,615)         (1,216)
  Accumulated other comprehensive loss                           (547)           (548)
  Notes receivable from officers                                 (836)           (836)
                                                             --------        --------
    Total common stockholders' equity                          82,861          62,423
                                                             --------        --------
    Total liabilities and stockholders'
       equity                                                $ 90,397        $ 66,628
                                                             ========        ========




     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)





                                                             Unaudited
                                                         Three Months Ended
                                                              July 31,
                                                        --------------------
                                                          2000        2001
                                                        -------     --------
                                                                  (As Restated
                                                                    - Note 5)


Revenues                                                $10,042     $  3,403
Cost of goods sold                                        3,812        2,025
                                                        -------     --------
Gross profit                                              6,230        1,378

Operating expenses:
  Research and development (excluding amortization
    of stock based compensation of $223 and
    $121 at July 31, 2000 and 2001, respectively.)        2,007        2,492
  Sales and marketing (excluding amortization of
    stock based compensation of $338 and $180 at
    July 31, 2000 and 2001, respectively.)                2,965        3,185
  General and administrative (excluding amortization
    of stock based compensation of $182 and $98 at
    July 31, 2000 and 2001, respectively.)                  956        1,077
  Amortization of stock based compensation                  743          399
  Amortization of goodwill and other intangibles          1,333        1,226
  Impairment of goodwill and other intangibles               --       14,063
  Restructuring                                              --          450
                                                        -------     --------
     Total operating expenses                             8,004       22,892
                                                        -------     --------

Loss from operations                                     (1,774)     (21,514)
Other income (expense):
  Interest expense                                           (8)          --
  Interest income                                           966          533
  Other expense, net                                         (5)         (22)
                                                        -------     --------
     Total other income                                     953          511
                                                        -------     --------
Loss before provision for income taxes                     (821)     (21,003)
Provision for income taxes                                  465           25
                                                        -------     --------
Net loss                                                $(1,286)    $(21,028)
                                                        =======     ========
Basic net loss per share                                $ (0.07)    $  (1.06)
                                                        =======     ========
Shares used in computing basic net loss per share        18,828       19,888
                                                        =======     ========




     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                Unaudited
                                                            Three Months Ended
                                                                 July 31,
                                                            ------------------
                                                            2000          2001
                                                            ----          ----
                                                                     (As Restated
                                                                       - Note 5)

Cash flows from operating activities:
   Net loss                                               $ (1,286)   $(21,028)
   Depreciation                                                354         558
   Amortization and of goodwill and other intangibles        1,333       1,225
   Impairment of goodwill and other intangibles                 --      14,063
   Stock based compensation                                    743         399
   Changes in operating assets and liabilities:
      Accounts receivable                                   (1,231)      2,056
      Inventory                                               (446)        928
      Prepaids and other current assets                        304       1,223
      Other assets                                              65         (22)
      Accounts payable                                      (1,068)     (2,682)
      Accrued liabilities                                      (22)       (568)
      Taxes payable                                            394         (53)
      Accrued compensation and benefits                     (1,250)       (207)
      Deferred revenue                                         (15)        179
                                                          --------     -------
Net cash (used) in operating activities                     (2,125)     (3,929)

Cash flows from investing activities:
    Purchases of property and equipment                       (722)       (428)
    Acquisition of business, net of cash acquired          (12,623)         --
    (Purchase) sale of marketable securities               (32,007)      6,596
                                                          --------     -------
Net cash (used) in provided by investing activities        (45,352)      6,168

Cash flows from financing activities:
    Net proceeds from issuance of common stock                 (59)        186
    Proceeds from option exercises                              43           5
    Decrease in short term borrowings                         (866)         --
                                                          --------     -------
Net cash provided by (used) in financing activities           (882)        191

Effect of exchange rate change on cash                         (33)          9
                                                          --------     -------

Net increase (decrease) in cash and equivalents            (48,392)      2,439
Cash and equivalents, beginning of period                   55,844       4,035
                                                          --------     -------
Cash and equivalents, end of period                       $  7,452     $ 6,474
                                                          ========     =======

Supplemental disclosures of cash flow information:

Cash paid for interest                                    $      8    $     --
Common shares issued in acquisition of DTIH                 10,940          --




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

e.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. For the three months ended July 31, 2000 and 2001, MCK's comprehensive loss was $1.3 million and $21.0 million, respectively.

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

NOTE 2. INVENTORY

Inventory consisted of (in 000's):




                            April 30,            July 31,
                              2001                 2001
                            --------             --------
                                               (Unaudited)

Raw materials                $2,268               $1,897
Work-in-process                 419                  114
Finished goods                1,650                1,397
                             ------               ------
                             $4,337               $3,408



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


NOTE 5. RESTATEMENT

In October 2001, the Company undertook a review of its distributor, reseller and OEM arrangements in light of its current operating results and in connection with its restructuring efforts. As a result of those efforts, the Company learned that there were unauthorized arrangements entered into during the second half of the fiscal year ended April 30, 2001 with certain European distributors that if then known would have precluded the recognition of revenue. With the assistance of outside professionals, the Company quantified the impact of these arrangements on the Company's fiscal 2001 and 2002 operating results. Because the financial impact of these arrangements aggregated to approximately one percent of the Company's fiscal 2001 revenues, no adjustment to its year-end financials was deemed necessary and the Company is reversing the effects of these transactions in the quarter ended July 31, 2001. The Company also became aware of certain additional sales to customers that were recorded in the quarter ended July 31, 2001 which also did not comply with appropriate revenue recognition standards in that period. The effect of these sales was reversed in that quarter. Certain of these sales were subsequently recorded in the quarter ended October 31, 2001 as the standards for revenue recognition on those sales were met at that time.

Therefore, the accompanying July 31, 2001 consolidated financial statements have been restated from the amounts previously reported to reflect the recording of these transactions. The effects of this restatement on previously reported financial statements as of and for the three months ended July 31, 2001 include the following changes (in thousands, except per share amounts):

As of July 31, 2001

                                              As Previously
                                                 Reported             Restated
                                              -------------           --------

Accounts receivable                             $  3,701              $  3,095
Inventory                                          3,088                 3,408
Total current assets                              57,902                57,616
Total assets                                      66,914                66,628
Deferred revenue                                      25                   188
Total current liabilities                          4,042                 4,205
Accumulated deficit                              (61,591)              (62,040)
Total common stockholders' equity                 62,872                62,423
Total liabilities and stockholders' equity        66,914                66,628


For the three months ended July 31, 2001

Revenues                                           4,167                 3,403
Cost of goods sold                                 2,339                 2,025
Gross profit                                       1,828                 1,378
Loss from operations                             (21,064)              (21,514)
Loss before provision for income taxes           (20,553)              (21,003)
Net loss                                         (20,578)              (21,028)
Basic net loss per share                           (1.03)                (1.06)

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:


                                                            Three Months Ended
                                                                July 31,
                                                            ------------------
                                                             2000        2001
                                                            ------      ------

Revenues                                                    100.0%      100.0%
Cost of goods sold                                           38.0%       59.5%
                                                            -----      ------
Gross profit                                                 62.0%       40.5%

Operating expenses:

   Research and development                                  20.0%       73.2%
   Sales and marketing                                       29.5%       93.6%
   General and administrative                                 9.5%       31.6%
   Amortization of stock based compensation                   7.4%       11.7%
   Amortization of goodwill and other intangibles            13.3%       36.0%
   Impairment of goodwill and other intangibles                --       413.3%
   Restructuring                                               --        13.2
                                                            -----      ------
     Total operating expenses                                79.7%      672.8%
                                                            -----      ------
Loss from operations                                        (17.7)%    (632.2)%
Other income (expense):
   Interest expense                                          (0.0)%        --%
   Interest income                                            9.6%       15.7%
   Other expense, net                                        (0.0)%      (0.6)%
                                                            -----      ------
     Total other income                                       9.5%       15.0%
                                                            -----      ------
Loss before provision for income                             (8.2)%    (617.2)%
                                                            =====      ======



THREE MONTHS ENDED JULY 31, 2001 AND 2000


Revenues. Revenues decreased from $10.0 million for the three months ended July 31, 2000 to $3.4 million for the three months ended July 31, 2001, a decrease of $6.6 million or 66.1%. This decrease was, in part, attributable to a $2.9 million reduction in revenues from Avaya (formerly Lucent Technologies). We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. Revenues from Avaya for the three months ended July 31, 2001 were immaterial. Nortel Networks also introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business. We will continue to leverage our distribution channels to drive revenue. However, our revenues and gross profit could be further harmed if we need to reduce our prices to remain competitive.



Cost of goods sold. Cost of goods sold consists primarily of purchased finished products and purchased subassemblies from contract manufacturers. We incur additional costs to test and assemble these subassemblies for shipment to our customers. Cost of goods sold also includes certain manufacturing overhead costs, primarily facilities and related depreciation and we also incur costs related to maintenance and support services provided to our distribution channels and end users through a third party service provider. Our cost of goods sold decreased from $3.8 million for the three months ended July 31, 2000 to $2.0 million for the three months ended July 31, 2001, a decrease of $1.8 million or 46.9%. This decrease was primarily related to the decrease in volume of units shipped. Gross profit decreased from 62.0% for the three months ended July 31, 2000 to 40.5% for the three months ended July 31, 2001. The decrease in gross profit was primarily attributable to a $400,000 write down of component inventory to market value. Gross profit was also negatively impacted by the smaller revenue base over which we spread our fixed manufacturing costs. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition



     Research and development. Research and development expenses include salaries and related personnel costs, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. Research and development expenses increased from $2.0 million for the three months ended July 31, 2000 to $2.5 million for the three months ended July 31, 2001, an increase of $485,000 or 24.2%. This increase was due primarily to increases in staffing, and, to a lesser extent, costs related to prototype units for newly released protocols and related overhead costs. For the three months ended July 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 20.0% to 73.2% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.


     Sales and marketing. Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of our products as well as related trade show, promotional and public relations expenses. Sales and marketing expenses increased from $3.0 million for the three months ended July 31, 2000 to $3.2 million for the three months ended July 31, 2001, an increase of $220,000 or 7.4%. This increase was primarily due to increases in staffing of both sales and marketing personnel, and increased marketing activities to support more diversified distribution. For the three months ended July 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 29.5% to 93.6% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.



General and administrative. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses increased from $956,000 for the three months ended July 31, 2000 to $1.1 million for the three months ended July 31, 2001, an increase of $121,000 or 12.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our reporting requirements as a public company. For the three months ended July 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 9.5% to 31.6% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.


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

RISK FACTORS

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS


     As a result of unfavorable economic conditions, reduced capital spending by our enterprise end-users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales declined significantly in the fourth quarter of our fiscal 2001 and first quarter of fiscal 2002. This economic downturn has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will continue to be seriously harmed if current economic conditions do not improve. Additionally, the slow down may impact our customers ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings.


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