Form 10-Q
period 2001-10-31
MCK COMMUNICATIONS INC
filed 2001-12-21
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED OCTOBER 31, 2001 OR

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

                    YES [X]           NO [ ]

As of November 30, 2001, there were 20,350,097 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents

PART I -  FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Consolidated Balance Sheets at April 30, 2001
          and October 31, 2001                                                3

          Consolidated Statements of Operations for the

          three and six months ended October 31, 2000 and 2001                4

          Consolidated Statements of Cash Flows for the

          six months ended October 31, 2000 and 2001                          5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         12

PART II - OTHER INFORMATION                                                  19

Item 1.   Legal Proceedings                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

Signatures                                                                   20

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                            MCK Communications, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                    April 30,  October 31,
                                                      2001        2001
                                                    ---------  -----------
                                                               (Unaudited)

                                     Assets

Current assets:
  Cash and equivalents                              $  4,035    $  2,896
  Marketable securities                               50,766      45,253
  Accounts receivable, net                             5,150       3,047
  Inventory                                            4,337       2,872
  Prepaids and other current assets                    1,692       1,176
                                                    --------    --------
    Total current assets                              65,980      55,244

Fixed assets, net                                      4,093       3,457
Goodwill, intangibles and other assets                13,755         125
Completed technology                                   6,569       4,614
                                                    --------    --------
Total assets                                        $ 90,397    $ 63,440
                                                    ========    ========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                  $  3,484    $  1,513
  Accrued liabilities                                  2,356       2,452
  Accrued compensation and benefits                    1,179       1,029
  Taxes payable                                          508         469
  Deferred revenue                                         9         216
                                                    --------    --------
    Total current liabilities                          7,536       5,679

Stockholders' equity:
  Common stock, $.001 par value;
   authorized 40,000,000 shares
   issued and outstanding -
   20,115,078 at April 30, 2001 and 20,259,438 at
   October 31, 2001                                       20          20
  Additional paid-in capital                         126,851     126,962
  Accumulated deficit                                (41,012)    (67,041)
  Deferred compensation                               (1,615)       (959)
  Accumulated other comprehensive loss                  (547)       (525)
  Notes receivable from officers                        (836)       (696)
                                                    --------    --------
    Total common stockholders' equity                 82,861      57,761
                                                    --------    --------
    Total liabilities and stockholders'
       equity                                       $ 90,397    $ 63,440
                                                    ========    ========



     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                   Unaudited                  Unaudited
                                                               Three Months Ended          Six Months Ended
                                                                   October 31,                October 31,
                                                             ----------------------      ----------------------
                                                               2000          2001          2000          2001
                                                             --------      --------      --------      --------

Revenues                                                     $ 11,185      $  4,433      $ 21,228      $  7,836
Cost of goods sold                                              4,256         2,418         8,069         4,442
                                                             --------      --------      --------      --------
Gross profit                                                    6,929         2,015        13,159         3,394

Operating expenses:
   Research and development (excluding amortization of
     stock based compensation of $208, $112, $431,
     and $233 for the three and six month periods ended
     October 31, 2000 and 2001, respectively)                   2,318         2,016         4,324         4,508
   Sales and marketing (excluding amortization of stock
     based compensation of $264, $103, $601, and $283
     for the three and six month periods ended
     October 31, 2000 and 2001, respectively)                   3,292         2,761         6,257         5,946
   General and administrative (excluding amortization of
     stock based compensation of $162, $42, $345, and
     $140 for the three and six month periods ended
     October 31, 2000 and 2001, respectively)                   1,040           890         1,996         1,967
   Amortization of stock based compensation                       634           257         1,377           656
   Amortization of goodwill and other intangibles               1,296           318         2,629         1,544
   Impairment of goodwill and other intangibles                    --            --            --        14,063

   Restructuring costs                                                                                      450
   Provision for legal settlement                                  --         1,160            --         1,160
                                                             --------      --------      --------      --------
     Total operating expenses                                   8,580         7,402        16,583        30,294
                                                             --------      --------      --------      --------

Loss from operations                                           (1,651)       (5,387)       (3,424)      (26,900)
Other income (expense):
   Interest expense                                                --            (7)           (9)           (7)
   Interest income                                              1,033           399         1,999           931
   Other income (expense), net                                    (65)           18          (70)            (4)
                                                             --------      --------      --------      --------
     Total other income (expense)                                 968           410         1,920           920
                                                             --------      --------      --------      --------

Loss before provision for income taxes                           (683)       (4,977)       (1,504)      (25,980)

Provision for income taxes                                        636            23         1,100            48
                                                             --------      --------      --------      --------
Net loss                                                     $ (1,319)     $  (5,000)    $ (2,604)     $(26,028)
                                                             ========      ========      ========      ========

Basic net loss per share                                     $  (0.07)     $  (0.25)     $  (0.14)     $  (1.30)
                                                             ========      ========      ========      ========
Shares used in computing basic
   net loss per share                                          19,255        20,123        19,041        19,990
                                                             ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                Unaudited
                                                            Six Months Ended
                                                                October 31,
                                                          --------------------
                                                            2000        2001
                                                          --------    --------


Cash flows from operating activities:
   Net loss                                               $ (2,604)   $(26,028)
   Depreciation                                                756       1,212
   Amortization and of goodwill and other intangibles        2,629       1,544
   Impairment of goodwill and other intangibles                 --      14,063
   Stock based compensation                                  1,377         656
   Changes in operating assets and liabilities:
      Accounts receivable                                   (1,371)      2,103
      Inventory                                             (1,098)      1,464
      Taxes receivable                                                     950
      Prepaids and other current assets                        (85)       (434)
      Other assets                                             170         (22)
      Accounts payable                                          75      (1,971)
      Accrued liabilities                                     (224)         97
      Taxes payable                                            914         (40)
      Accrued compensation and benefits                       (980)       (150)
      Deferred revenue                                         (34)        207
                                                          --------     -------
Net cash used in operating activities                         (475)     (6,349)

Cash flows from investing activities:
    Purchases of property and equipment                     (1,343)       (474)
    Acquisition of business, net of cash acquired          (12,623)         --
    (Purchase) sale of marketable securities               (30,683)      5,513
                                                          --------     -------
Net cash (used in) provided by investing activities        (44,649)      5,039

Cash flows from financing activities:
    Net proceeds from employee stock plans                      52         200
    Payments on short term borrowings                         (866)         --
    Payments on notes receivable                                            50
                                                          --------     -------
Net cash provided by (used in) financing activities           (814)        250

Effect of exchange rate change on cash                        (149)        (79)
                                                          --------     -------

Net decrease in cash and equivalents                       (46,087)     (1,139)
Cash and equivalents, beginning of period                   55,844       4,035
                                                          --------     -------
Cash and equivalents, end of period                       $  9,757     $ 2,896
                                                          ========     =======

Supplemental disclosures of cash flow information:

Cash paid for interest                                    $      9    $     --
Common shares issued in acquisition of DTIH                 12,500          --




     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, necessary for the fair presentation of the financial position at October 31, 2001 and the operating results for the three and six months ended October 31, 2001 and 2000 and cash flows for the six months ended October 31, 2001 and 2,000. In addition to normal recurring adjustments, the financial statements for the six months ended October 31, 2001 include an impairment charge (see note 3) and a restructuring charge (see note 4), an amount related to a restatement (see note 5) and a provision for the settlement of an employee lawsuit (see note 6). The balance sheet at April 30, 2001 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and six months ended October 31, 2001 are not necessarily indicative of the results to be achieved in future quarters or the year ended April 30, 2002.

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

Unrealized losses relating to available-for-sale securities were $1,142 at October 31, 2001. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income.

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

e.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. For the three months ended October 31, 2000 and 2001, the Company's comprehensive loss was $1.4 million and $5.0 million, respectively. For the six months ended October 31, 2000 and 2001, MCK's comprehensive loss was $2.7 million and $26.0 million, respectively.

F.   EARNINGS PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three months ended October 31, 2000 and 2001, 284,000 and 2.9 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

g.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests ("pooling") method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company's financial position and results of operations.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets." SFAS No. 143 address financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect, if any, SFAS 143 may have on its financial position, results of operations, or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what effect, if any, SFAS 144 may have on its financial position, results of operations, or cash flows.

NOTE 2. INVENTORY

Inventory consisted of (in 000's):


                            April 30,           October 31,
                              2001                 2001
                            ---------           -----------
                                                (Unaudited)

Raw materials                $2,268               $1,635
Work-in-process                 419                  127
Finished goods                1,650                1,110
                             ------               ------
                             $4,337               $2,872
                             ======               ======

The Company subcontracts its manufacturing operations. In connection with this, although it is not obligated, the Company expects that it would purchase any of its inventory that the subcontractor has in stock if the arrangement was terminated. The level of inventory generally ranges between $1.0 and $2.0 million.

NOTE 3. DTI AND IMPAIRMENT

In June 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc., its wholly owned subsidiary Digital Techniques, Inc. (collectively "DTI") for approximately $23.6 million in cash and common stock. Substantially all of the purchase price was allocated to goodwill and identifiable intangibles, including in-process research and development of $694,000. Although the Company continues to utilize the acquired technology and facilities, the rapidly changing and competitive environment in which the Company operates has negatively impacted operating results. Two of the Company's protocol partners have recently introduced their own competitive products, and one has reduced their purchases of the Company's products. In addition, the Company has determined the market value of DTI acquisition has declined significantly from the value at the date DTI was acquired. Moreover, during the six months ended October 31, 2001, the Company reduced the DTI staff, which was not contemplated at the date of acquisition. As a result, during the six months ended October 31, 2001, the Company determined that impairment indicators were evident. In accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at July 31, 2001. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company wrote-off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which is commensurate with the risk involved. The useful lives of the remaining identifiable intangibles were reevaluated and deemed to be appropriate.

The consolidated results of operations for the three and six months ended October 31, 2001 include DTI's results for the entire period and the results for the six months ended October 31, 2000 include DTI's results from June 14, 2000. Assuming the acquisition of DTI occurred on May 1, 2000, on a pro-forma basis, the Company would have reported revenues of $22.6 million, a net loss of $5.0 million and a basic net loss per share of $0.26 for the six months ended October 31, 2000. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had the Company and DTI been a combined company during the specified periods.

NOTE 4. RESTRUCTURING

During March 2001, we reorganized various operating functions of our business, refocused on our core competencies and matched staffing needs to our strategic initiatives. The reorganization and refocusing resulted in a reduction of our workforce by 10% or 23 employees. In conjunction with this action we recorded a charge of $597,000 during the three months ended April 30, 2001 for the costs of severance, related benefits and outplacement services. As of October 31, 2001 we had an accrual of approximately $130,000 related to employee severance and outplacement services, which will be paid by April 30, 2002. All of these employees were terminated prior to April 30, 2001.

During July 2001, we consolidated the operations of DTI and identified other redundant employees within the Company. The consolidation and reorganization resulted in a reduction of our workforce by approximately 35 employees, of which 30 were employed by DTI. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. As of October 31, 2001, we had an accrual of approximately $100,000 related to employee severance and outplacement services which will be paid over the next two quarters ending January 31, 2002.

Note 5. RESTATEMENT

In October 2001, the Company undertook a review of its distributor, reseller and OEM arrangements in light of its current operating results and in connection with its restructuring efforts. As a result of those efforts, the Company learned that there were unauthorized arrangements entered into during the second half of the fiscal year ended April 30, 2001 with certain European distributors that if then known would have precluded the recognition of revenue. With the assistance of outside professionals, the company quantified the impact of these arrangements on the Company's fiscal 2001 and 2002 operating results. Because the financial impact of these arrangements aggregated to approximately one percent of the Company's fiscal 2001 revenues, no adjustment to its year-end financial was deemed necessary and the Company is reversing the effects of these transactions in the quarter ended July 31, 2001. The Company also became aware of certain additional sales to customers that were recorded in the quarter ended July 31, 2001 which also did not comply with appropriate revenue recognition standards in that period. The effect of these sales was reversed in that quarter. Certain of these sales transactions were subsequently recorded in the quarter ended October 31, 2001 when all of the standards for revenue recognition on those sales were met.

In connection with the foregoing, the Company also reviewed a sale to another European distributor that was recorded as revenue in the quarter ended October 31, 2000 and which was reversed in the quarters ended January 31, 2001 and April 30, 2001 due to subsequent inventory returns. The Company has determined this transaction did not comply with revenue recognition standards, accordingly the Company has restated its results for the three and six month periods ended October 31, 2000. This restatement does not effect the Company's annual results of operations or financial condition for the fiscal year ended April 30, 2001.



NOTE 6.  LEGAL MATTERS

On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserted a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of $968,713, plus prejudgment interest of $190,618. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company's financial statements in the event the appeal is not successful.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company's prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company's common stock after the initial public offering. This case is one of many with substantially similar allegations known as the "Laddering Cases" filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. The Company believes that the claims against it are without merit and that it intends to defend the actions vigorously.


NOTE 7. SUBSEQUENT EVENTS

In November, 2001, the Company undertook further restructuring actions due to the continued downturn in the economic environment and to accelerate the Company's return to profitability. These actions included the closure of the Texas operations and personnel reductions of the Company's Needham and Calgary staffs, leading to an overall reduction of approximately 75 employees or forty-five percent of the workforce in all functional areas. In connection with this employee reduction, the Company expects to incur severance costs of approximately $1.0 million, which will negatively impact its results for the quarter ended January 31, 2002. In addition, as the Company undertakes measures to consolidate operations, additional costs related to real estate under lease arrangements, furniture and fixtures, and equipment related dispositions are expected to adversely impact the results of future periods. At this time, the Company has not developed a plan as to the future disposition of these assets, which have a book value of approximately $400,000, or the related property leases for the Texas operations, which have a remaining term of 32 months at a total cost of $621,000. In addition, the Company expects that it will incur additional costs in the area of $750,000 including moving, legal and other professional fees in connection with this restructuring.

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

This combination enables a more open enterprise. We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts, have development centers in Allen, Texas and Calgary, Canada, and maintain a sales and marketing office in the United Kingdom. We outsource our manufacturing to three contract manufacturers. One manufacturer provides full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services. Other manufacturers provide us with printed circuit assemblies, which we then assemble and test prior to shipping to our customers. Our customer support efforts focus on complementing our distribution partners' offerings thereby providing end customers with world class servicing. Our sales force and marketing efforts are primarily directed at supporting our indirect distribution channels and developing brand awareness.

Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog gateway products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products and digital-to-analog recording gateways may decline as a percentage of our revenues. While the Company is developing future products, including remote voice access products that operate over broadband networks, and is recruiting additional OEM and channel partners, there can be no assurance that we will be successful in these efforts or that they will have a positive impact on our revenues.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                     Three Months Ended      Six Months Ended
                                                         October 31,            October 31,
                                                     ------------------      -----------------
                                                     2000        2001        2000        2001
                                                     -----      -------      -----      ------

Revenues                                             100.0%      100.0%      100.0%      100.0%
Cost of goods sold                                    38.1%       54.5%       38.0%       56.7%
                                                     -----      ------       -----       -----
Gross profit                                          61.9%       45.5%       62.0%       43.3%

Operating expenses:

   Research and development                           20.7%       45.5%       20.4%       57.5%
   Sales and marketing                                29.4%       62.3%       29.5%       75.9%
   General and administrative                          9.3%       20.1%        9.4%       25.1%
   Amortization of stock based compensation            5.7%        5.8%        6.5%        8.4%
   Amortization of goodwill and other intangibles     11.6%        7.2%       12.4%       19.7%
   Impairment of goodwill and other intangibles         --          --          --       179.5%
   Restructuring charge                                 --          --          --         5.7%
   Provision for legal settlement                       --        26.1%         --        14.8%
                                                     -----      ------       -----       -----
     Total operating expenses                         76.7%      170.0%       78.1%      386.6%
                                                     -----      ------       -----       -----

Loss from operations                                 (14.8)%    (121.5)%     (16.1%     (343.3)%
Other income (expense):
   Interest expense                                     --        (0.2)%        --      ( 0.1)%
   Interest income                                     9.2%        9.0%        9.4%      11.9 %
   Other income (expense), net                        (0.6) %      0.4%       (0.3)%      (0.1)%
                                                     -------    ------       -----      ------
     Total other income (expense)                      8.7%        9.2%        9.0%       11.7%
                                                     -----      ------       -----      ------
Loss before provision for income
taxes                                                 (6.1)%     (86.1)%      (7.1)%    (316.7)%
                                                     =====      ======       =====      ======


THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

Revenues. Revenues decreased from $11.2 million for the three months ended October 31, 2000 to $4.4 million for the three months ended October 31, 2001, a decrease of $6.8 million or 60.4%. This decrease was, in part, attributable to a $3.6 million reduction in revenues from Avaya (formerly Lucent Technologies). We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. Revenues from Avaya for the three months ended October 31, 2001 were immaterial. Nortel Networks also introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business volume. We will continue to leverage our distribution channels to drive revenue. However, our revenues and gross profit could be further harmed if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods
sold decreased from $4.3 million for the three months ended October 31, 2000 to $2.4 million for the three months ended October 31, 2001, a decrease of $1.8 million or 43.2%. This decrease was primarily related to the decrease in volume of units shipped. Gross profit decreased from 61.9% for the three months ended October 31, 2000 to 45.5% for the three months ended October 31, 2001. The decrease in gross profit was primarily attributable to the smaller revenue base over which we spread our fixed manufacturing costs. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition

     Research and development. Research and development expense decreased from $2.3 million for the three months ended October 31, 2000 to $2.0 million for the three months ended October 31, 2001, a decrease of $302,000 or 13.0%. This decrease was due primarily to decreases in staffing. For the three months ended October 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 20.7% to 45.5% primarily as a result of the reduction in revenues compared to the comparable quarter of the prior year.

     Sales and marketing. Sales and marketing expenses decreased from $3.3 million for the three months ended October 31, 2000 to $2.8 million for the three months ended October 31, 2001, a decrease of $531,000 or 16.1%. This decrease was primarily due to decreases in staffing of both sales and marketing personnel. For the three months ended October 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 29.4% to 62.3% as a result of the reduction in revenues compared to the comparable quarter of the prior year.

     General and administrative. General and administrative expenses decreased from $1.040 million for the three months ended October 31, 2000 to $890,000 for the three months ended October 31, 2001, a decrease of $150,000 or 14.4%. This decrease was primarily due to decreases in staffing in our accounting and human resources groups. For the three months ended October 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 9.3% to 20.1% as a result of the reduction in revenues compared to the comparable quarter of the prior year.

     Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $634,000 and $257,000 of stock-based compensation expense in the three months ended October 31, 2000 and 2001, respectively. The decrease in stock-based compensation for the three months ended October 31, 2000 was due to the accelerated vesting provisions.

     Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $1.3 million and $318,000 of amortization expense related to goodwill and intangibles in the three months ended October 31, 2000 and 2001, respectively.

     Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $968,000 for the three months ended October 31, 2000 to $410,000 for the three months ended October 31, 2001, a decrease of $558,000. Interest income decreased from $1,033,000 for the three months ended October 31, 2000 to $399,000 for the three months ended October 31, 2001. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates. Foreign exchange losses for the three months ended October 31, 2000 were $65,000 compared to a loss of $82,000 for the three months ended October 31, 2001. Losses were primarily related to a weakening of the Canadian dollar against the dollar. Other income for the period ended October 31, 2001 includes $100,000 related to the early extinguishment of an obligation.

     Income Tax Provision. The Company recorded a income tax provision of $636,000 for the three months ended October 31, 2000 compared to a provision of $23,000 for the three months ended October 31, 2001. The provision recorded for the three months ended October 31, 2001 represents a pro-rata portion of the Company's minimum tax obligations for fiscal 2002.

SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000

Revenues. Revenues decreased from $21.2 million for the six months ended October 31, 2000 to $7.8 million for the six months ended October 31, 2001, a decrease of $13.4 million or 63.1%. This decrease was, in part, attributable to a $6.5 million reduction in revenues from Avaya (formerly Lucent Technologies). We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. Revenues from Avaya for the six months ended October 31, 2001 were immaterial. Nortel Networks also introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business volume. We will continue to leverage our distribution channels to drive revenue. However, our revenues and gross profit could be further harmed if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold decreased from $8.1 million for the six months ended October 31, 2000 to $4.4 million for the six months ended October 31, 2001, a decrease of $3.6 million or 44.9%. This decrease was primarily related to the decrease in volume of units shipped and additional inventory reserves. Gross profit decreased from 62.0% for the six months ended October 31, 2000 to 43.3% for the six months ended October 31, 2001. The decrease in gross profit was primarily attributable to the smaller revenue base over which we spread our fixed manufacturing costs and a $400,000 write down of component inventory to market value. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition

     Research and development.
Research and development expenses increased from $4.3 million for the six months ended October 31, 2000 to $4.5 million for the six months ended October 31, 2001, an increase of $184,000 or 4.3%. This increase was due primarily to increases in staffing. For the six months ended October 31, 2000 and 2001, research and development expenses increased as a percentage of revenues from 20.4% to 57.5% as a result of increased spending and the reduction in revenues compared to the comparable quarter of the prior year.

     Sales and marketing. Sales and marketing expenses decreased from $6.3 million for the six months ended October 31, 2000 to $5.9 million for the six months ended October 31, 2001, a decrease of $311,000 or 5.0%. This decrease was primarily due to decreases in staffing of both sales and marketing personnel. For the six months ended October 31, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 29.5% to 75.9% as a result of the reduction in revenues compared to the comparable six months of the prior year.

     General and administrative. General and administrative expenses were $2.0 million for the six months ended October 31, 2000 and 2001, For the six months ended October 31, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 9.4% to 25.1% as a result of the reduction in revenues compared to the comparable quarter of the prior year.

     Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $1.4 million and $656,000 of stock-based compensation expense in the six months ended October 31, 2000 and 2001, respectively.

     Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $2.6 million and $1.5 million of amortization expense related to goodwill and intangibles in the six months ended October 31, 2000 and 2001, respectively.

     Impairment of goodwill and other intangibles. During the six months ended October 31, 2001, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition. The Company determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, the Company recorded a special charge of $14.1 million (see Note 3). These special charges relate to the Company's $12.4 million write-off of goodwill and a $1.7 million write-down of the carrying value of certain identifiable intangibles to their estimated fair value of $4.9 million. As a result of these charges, amortization expense will be reduced from approximately $1.2 million per quarter to approximately $318,000 per quarter in future periods.

     Restructuring. During July 2001 we consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15% or 35 employees. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. The restructuring was completed in July 2001 and we do not anticipate any impact on future results. In November, 2001, the Company undertook further restructuring actions due to the continued downturn in the economic environment and to accelerate the Company's return to profitability. These actions included the closure of the Texas operations and personnel reductions of the Company's Needham and Calgary staffs, leading to an overall reduction of approximately 75 employees or forty-five percent of the workforce in all functional areas. In connection with this employee reduction, the Company expects to incur severance costs of approximately $1.0 million, which will negatively impact its results for the quarter ended January 31, 2002. In addition, as the Company undertakes measures to consolidate operations, additional costs related to real estate under lease arrangements, furniture and fixtures, and equipment related dispositions are expected to adversely impact the results of future periods. At this time, the Company has not developed a plan as to the future disposition of these assets, which have a book value of approximately $400,000, or the related property leases for the Texas operations, which have a remaining term of 37 months at a total cost of $621,000. In addition, the Company expects that it will incur additional costs in the area of $750,000 including moving, legal and other professional fees in connection with this restructuring.


     Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $1.9 million for the six months ended October 31, 2000 to $920,000 for the six months ended October 31, 2001, a decrease of $1.0 million. Interest income, offset by interest expense, decreased from income of $2.0 million for the six months ended October 31, 2000 to income of $924,000 the six months ended October 31, 2001. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates. Foreign exchange losses for the six months ended October 31, 2000 were $70,000 compared to a loss of $104,000 for the six months ended October 31, 2001. Losses were primarily related to a weakening of the Canadian dollar against the U.S. dollar.

     Income Tax Provision. The Company recorded a income tax provision of $1.1 million for the six months ended October 31, 2000 compared to a provision of $48,000 for the six months ended October 31, 2001. The provision recorded for the six months ended October 31, 2001 represents a pro-rata portion of the Company's minimum tax obligations for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2001, our principal sources of liquidity consisted of cash and equivalents of

$2.9 million and short-term investments of $45.2 million. This represents a decrease in cash and equivalents and short-term investments of $6.7 million compared to April 30, 2001. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

     We used cash primarily to fund our operating loss for the quarter and to acquire capital equipment necessary for the operation of our business.

     We expect to devote our capital resources to continue our research and development efforts to enhance our existing products and fund new product development initiatives targeted at the growing service provider and next generation equipment manufacturer markets. We also expect to hire and expand our sales, support, marketing and product management organizations, where prudent. Additionally we will require capital to expand our marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. For instance, the licensing agreement we signed with Entrata requires us to pay $650,000 to Entrata during the quarter ended January 31, 2002. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $450,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2001, this revenue accounted for 11.2% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at October 31, 2001, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $30,000. To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

At October 31,2001 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserted a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of $968,713, plus prejudgment interest of $190,618. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company's financial statements in the event the appeal is not successful.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company's prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company's common stock after the initial public offering. This case is one of many with substantially similar allegations known as the "Laddering Cases" filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. The Company believes that the claims against it are without merit and that it intends to defend the actions vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting on October 22, 2001. The following actions were voted on at the meeting:

a.   The Election of two Class II Directors for a three-year term


                         For            Withheld
Michael H. Balmuth       14,683,775     343,053
John B. Landry           14,683,775     343,053


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