Form 10-Q
period 2002-01-31
MCK COMMUNICATIONS INC
filed 2002-03-18
CIK 1093576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED JANUARY 31, 2002 OR

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

                    YES [X]           NO [ ]

As of February 28, 2002, there were 20,419,835 shares of registrant's Common Stock outstanding.

                            MCK Communications, Inc.

                                Table of Contents

PART I -  FINANCIAL INFORMATION                                             Page
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at April 30, 2001
          and January 31, 2002                                                3

          Consolidated Statements of Operations for the
          three and nine months ended January 31, 2001 and 2002               4

          Consolidated Statements of Cash Flows for the nine months ended
          January 31, 2001 and 2002                                           5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         15

PART II - OTHER INFORMATION                                                  15

Item 1.   Legal Proceedings                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   15

Signatures                                                                   16

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                            MCK Communications, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                    April 30,  January 31,
                                                      2001        2002
                                                    ---------  -----------
                                                               (Unaudited)
                                  Assets

Current assets:
  Cash and equivalents                              $  4,035    $  5,586
  Marketable securities                               50,766      40,330
  Accounts receivable, net                             5,150       2,827
  Inventory                                            4,337       2,438
  Prepaids and other current assets                    1,692         698
                                                    --------    --------
    Total current assets                              65,980      51,879

Fixed assets, net                                      4,093       2,722
Goodwill, intangibles and other assets                13,755         105
Completed technology                                   6,569       4,296
                                                    --------    --------
Total assets                                        $ 90,397    $ 59,002
                                                    ========    ========

                   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                  $  3,484    $  1,646
  Accrued liabilities                                  2,356       2,794
  Accrued compensation and benefits                    1,179       1,027
  Taxes payable                                          508         413
  Deferred revenue                                         9         186
                                                    --------    --------
    Total current liabilities                          7,536       6,066

Stockholders' equity:
  Common stock, $.001 par value;
   authorized 40,000,000 shares
   issued and outstanding -
   20,115,078 at April 30, 2001 and 20,393,120 at
   January 31, 2002                                       20          20
  Additional paid-in capital                         126,851     127,020
  Accumulated deficit                                (41,012)    (72,211)
  Deferred compensation                               (1,615)       (713)
  Accumulated other comprehensive loss                  (547)       (485)
  Notes receivable from officers                        (836)       (695)
                                                    --------    --------
    Total common stockholders' equity                 82,861      52,936
                                                    --------    --------
    Total liabilities and stockholders'
       equity                                       $ 90,397    $ 59,002
                                                    ========    ========

     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                   Unaudited                  Unaudited
                                                               Three Months Ended          Nine Months Ended
                                                                   January 31,                January 31,
                                                             ----------------------      ----------------------
                                                               2001          2002          2001          2002
                                                             --------      --------      --------      --------
Revenues                                                     $ 10,411      $  4,051      $ 31,638      $ 11,887
Cost of goods sold                                              4,501         2,154        12,569         6,596
                                                             --------      --------      --------      --------
Gross profit                                                    5,910         1,897        19,069         5,291

Operating expenses:
   Research and development (excluding amortization of
     stock based compensation of $200, $107, $631,
     and $340 for the three and nine month periods ended
     January 31, 2001 and 2002, respectively)                   2,422         1,432         6,747         5,940
   Sales and marketing (excluding amortization of stock
     based compensation of $257, $114, $859, and $397
     for the three and nine month periods ended
     January 31, 2001 and 2002, respectively)                   4,124         2,048        10,380         7,994
   General and administrative (excluding amortization of
     stock based compensation of $162, $25, $506, and
     $165 for the three and nine month periods ended
     January 31, 2001 and 2002, respectively)                   1,394         1,508         3,390         3,475
   Amortization of stock based compensation                       619           246         1,996           902
   Amortization of goodwill and other intangibles               1,430           318         4,059         1,862
   Impairment of goodwill and other intangibles                  --            --            --          14,063
   Restructuring costs                                           --           1,454          --           1,904
   Provision for legal settlement and fees                       --             227          --           1,387
                                                             --------      --------      --------      --------
     Total operating expenses                                   9,989         7,233        26,572        37,527
                                                             --------      --------      --------      --------

Loss from operations                                           (4,079)       (5,336)       (7,503)      (32,236)
Other income (expense):
   Interest expense                                               (16)          (39)          (19)          (46)
   Interest income                                                989           269         2,988         1,200
   Other income (expense), net                                    (32)          (64)         (108)          (68)
                                                             --------      --------      --------      --------
     Total other income (expense)                                 941           166         2,861         1,086
                                                             --------      --------      --------      --------

Loss before (benefit) provision for income taxes               (3,138)       (5,170)       (4,642)      (31,150)

(Benefit) provision for income taxes                             (250)         --             850            49
                                                             --------      --------      --------      --------
Net loss                                                     $ (2,888)     $ (5,170)     $ (5,492)     $(31,199)
                                                             ========      ========      ========      ========

Basic net loss per share                                     $  (0.15)     $  (0.26)     $  (0.29)     $  (1.55)
                                                             ========      ========      ========      ========
Shares used in computing basic
   net loss per share                                          19,343        20,213        19,142        20,088
                                                             ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Unaudited
                                                           Nine Months Ended
                                                              January 31,
                                                         ---------------------
                                                           2001         2002
                                                         --------     --------
Cash flows from operating activities:
   Net loss                                              $ (5,492)    $(31,199)
   Depreciation                                             1,160        1,782
   Amortization and of goodwill and other intangibles       4,059        1,862
   Impairment of goodwill and other intangibles              --         14,063
   Write down of fixed assets                                --            207
   Stock based compensation                                 1,996          902
   Changes in operating assets and liabilities:
      Accounts receivable                                  (1,928)       2,323
      Inventory                                              (810)       1,899
      Prepaids and other current assets                       161          993
      Other assets                                             98         --
      Accounts payable                                       (639)      (1,838)
      Accrued liabilities                                     422          438
      Taxes payable                                           569          (95)
      Accrued compensation and benefits                      (929)        (152)
      Deferred revenue                                        (52)         177
                                                         --------     --------
Net cash used in operating activities                      (1,385)      (8,638)

Cash flows from investing activities:

    Purchases of property and equipment                    (2,375)        (507)
    Acquisition of business, net of cash acquired         (13,290)        --
    (Purchase) sale of marketable securities              (25,539)      10,436
                                                         --------     --------
Net cash (used in) provided by investing activities       (41,204)       9,929

Cash flows from financing activities:

    Net proceeds from employee stock plans                     49          308
    Payments on short term borrowings                        (866)        --
                                                         --------     --------
Net cash provided by (used in) financing activities          (817)         308

Effect of exchange rate change on cash                        (70)         (48)
                                                         --------     --------

Net increase (decrease) in cash and equivalents           (43,476)       1,551
Cash and equivalents, beginning of period                  55,844        4,035
                                                         --------     --------
Cash and equivalents, end of period                      $ 12,368     $  5,586
                                                         ========     ========

Supplemental disclosures of cash flow information:

Cash paid for interest                                   $      9     $   46
Common shares issued in acquisition of DTIH                10,939         --
Forgiveness of Notes Receivable                          $     --     $    1

     The accompanying notes are an integral part of these consolidated financial statements.

                            MCK Communications, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, necessary for the fair presentation of the financial position at January 31, 2002 and the operating results for the three and nine months ended January 31, 2002 and 2001 and cash flows for the nine months ended January 31, 2002 and 2001. In addition to normal recurring adjustments, the financial statements for the nine months ended January 31, 2002 include an impairment charge (see note 3) and a restructuring charge (see note 4), and a provision for the settlement of an employee lawsuit and related fees (see note
5). The balance sheet at April 30, 2001 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and nine months ended January 31, 2002 are not necessarily indicative of the results to be achieved in future quarters or the year ended April 30, 2002.

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

Unrealized gains relating to available-for-sale securities were $ 900 at January 31, 2002. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income.

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

e.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. For the three months ended January 31, 2001 and 2002, the Company's comprehensive loss was $2.8 million and $5.5 million, respectively. For the nine months ended January 31, 2001 and 2002, MCK's comprehensive loss was $5.5 million and $31.2 million, respectively.

f.   EARNINGS PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires entities to present both basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three months ended January 31, 2001 and 2002, 2.18 and
2.26 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will have no material impact on the Company's financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. SFAS No. 143 states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect, if any, SFAS 143 may have on its financial position, results of operations, or cash flows.

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

NOTE 2. INVENTORY

Inventory consisted of (in thousand's):

                            April 30,           January 31,
                              2001                 2002
                            ---------           -----------
                                                (Unaudited)
Raw materials                $2,268               $1,456
Work-in-process                 419                  141
Finished goods                1,650                  841
                             ------               ------
                             $4,337               $2,438
                             ======               ======

The Company subcontracts its manufacturing operations. Although it is not obligated to do so, the Company expects that it would purchase any of its inventory that the subcontractor has in stock if the arrangement was terminated. The level of inventory generally ranges between $1.0 and $2.0 million.

NOTE 3. DTI AND IMPAIRMENT

In June 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc., and its wholly owned subsidiary Digital Techniques, Inc. (together "DTI") for approximately $23.6 million in cash and common stock. Substantially all of the purchase price was allocated to goodwill and identifiable intangibles, including in-process research and development of $694,000. Although the Company continues to utilize the acquired technology, the rapidly changing and competitive environment in which the Company operates has negatively impacted operating results. Two of the Company's protocol partners have recently introduced their own competitive products, and one has reduced their purchases of the Company's products. In addition, the Company has determined the market value of DTI acquisition has declined significantly from the value at the date DTI was acquired. Moreover, during the nine months ended January 31, 2002, the Company terminated substantially all the DTI staff, which was not contemplated at the date of acquisition. As a result, during the nine months ended January 31, 2002, the Company determined that impairment indicators were evident. In accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of", the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at July 31, 2001. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company wrote-off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which is commensurate with the risk involved. The useful lives of the remaining identifiable intangibles were reevaluated and deemed to be appropriate.

The consolidated results of operations for the three and nine months ended January 31, 2002 include DTI's results for the entire period and the results for the nine months ended January 31, 2000 include DTI's results from June 14, 2000. Assuming the acquisition of DTI occurred on May 1, 2000, on a pro-forma basis, the Company would have reported revenues of $32.5 million, a net loss of $8.2 million and a basic net loss per share of $0.43 for the nine months ended January 31, 2001. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had the Company and DTI been a combined company during the specified periods.

NOTE 4. RESTRUCTURING

During March 2001, we reorganized various operating functions of our business, refocused on our core competencies and matched staffing needs to our strategic initiatives. The reorganization and refocusing resulted in a reduction of our workforce by 10% or 23 employees. In conjunction with this action we recorded a charge of $597,000 during the three months ended April 30, 2001 for the costs of severance, related benefits and outplacement services. As of January 31, 2002, we had an accrual of approximately $25,000 related to employee severance and outplacement services, which will be paid by April 30, 2002. All of these employees were terminated prior to April 30, 2001.

During July 2001, we consolidated the operations of DTI and identified other redundant employees within the Company. The consolidation and reorganization resulted in a reduction of our workforce by approximately 35 employees, of which 30 were employed by DTI. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. As of January 31, 2002, we had an accrual of approximately $11,000 related to employee severance and outplacement services which will be paid by April 30, 2002

During January 2002, the Company reviewed the adequacy of the remaining reserves related to the March and July 2001 restructuring accruals and determined that $100,000 of reserves previously recorded were not required. The charges were reversed in January 2002.

In November 2001, the Company undertook further restructuring actions due to the continued downturn in the economic environment and to accelerate the Company's return to profitability. These actions included the closure of the Texas operations and personnel reductions of the Company's Needham and Calgary staffs, leading to an overall reduction of approximately 75 employees or 45% of the remaining workforce in all functional areas. In connection with this employee reduction, the Company recorded a charge of approximately $1.0 million during the three months ended January 31, 2002 for the costs of severance, related benefits and outplacement services. In addition, the Company recorded a provision of approximately $350,000 related to anticipated costs less assumed sublease payments of $230,000 for estimated remaining lease obligations for its Texas operations, and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities during the three month period ended January 31, 2002. The employee termination costs will be paid out through December 2002 and the facility lease obligations expire in August 2004.

The following table summarizes the restructuring activity for the three months ended January 31, 2002:


                                   EMPLOYEE                                       WRITE-DOWN
                              TERMINATION COSTS        FACILITY EXIT COSTS      OF FIXED ASSETS
                              -----------------        -------------------      ---------------
Restructuring Reserve                  $995,000                   $351,000             $207,000

Non-Cash Charges                             --                         --            ($207,000)

Paid to date                          ($447,000)                        --                   --
                              -----------------        -------------------      ---------------
Balance @ January 31, 2002             $548,000                   $351,000              $    --
                              =================        ===================      ===============

NOTE 5.  LEGAL MATTERS

On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserted a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company's financial statements in the event the appeal is not successful. The Company has also recorded legal fees incurred during the quarter in this provision.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company's prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company's common stock after the initial public offering. This case is one of many with substantially similar allegations known as the "Laddering Cases" filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. The Company believes that the claims against it are without merit and that it intends to defend the actions vigorously. No provision has been recorded for this matter.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements regarding future events and are subject to risks and uncertainties. The forward-looking statements contained herein are based on current expectations. Factors that might cause such a difference include, among other things, those set forth under "Overview" and "Liquidity and Capital Resources" included in this section and those appearing elsewhere in this Form 10-Q. We wish to caution you that there are some factors that could cause actual results to differ materially from the results indicated by such statements. These factors include, but are not limited to: the success of our partnerships and relationships with third party manufacturers or distributors, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products, the timing and replacement of legacy PBX systems with IP PBX systems or network-hosted voice services, the adoption of IP networks as a medium to transport voice, our ability to grow and maintain relationships with key PBX manufacturers and service providers, market acceptance of our products including single-user, multi-user and the family of PBX gateway systems, our ability to keep pace with rapidly changing product requirements and factors affecting the demand for remote voice technologies, our reliance on a small number of customers for a significant portion of our revenue, general economic conditions and IT capital expenditure trends, and other risks. Factors that might cause such a difference include, among other things, those set forth under "Overview" and "Liquidity and Capital Resources" included in this section and those appearing elsewhere in this Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

This combination enables a more open enterprise. We market and distribute our products through an international network of indirect resellers and equipment providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts, have a development center in Calgary, Canada, and maintain a sales and marketing office in the United Kingdom. We outsource our manufacturing to three contract manufacturers. Two manufacturers provide full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services. The other manufacturer provides us with printed circuit assemblies, which we then assemble and test prior to shipping to our customers. Our customer support efforts focus on complementing our distribution partners' offerings thereby providing end customers with world class servicing. Our sales force and marketing efforts are primarily directed at supporting our indirect distribution channels and developing brand awareness.

Product revenues currently consist of sales of our remote voice access products and, to a lesser degree, our digital-to-analog gateway products, installation services and maintenance. For the foreseeable future, we anticipate that substantially all of our revenues will be attributable to sales of these products. We believe that the sales of our multi-user products and next generation single-user products will represent a substantial and increasing percentage of our revenues, while the sales of our existing single-user products and digital-to-analog recording gateways may decline as a percentage of our revenues. While the Company is developing future products, including remote voice access products that operate over broadband networks, and is recruiting additional OEM partners and distributors, there can be no assurance that we will be successful in these efforts or that they will have a positive impact on our revenues.


CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition. Our policy is to recognize revenue upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission.

Certain resellers have rights to return a contractual percentage of sales. For sales to these resellers, we defer revenue subject to return until such rights have expired. A significant number of our distributor arrangements contain price protection provisions whereby the company is obligated to refund or credit for any decrease in unit prices or product in their inventory. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

Allowance for Doubtful Accounts. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of January 31, 2002, our accounts receivable balance of $2.8 million is reported net of allowances for doubtful accounts of $387,000. We believe our reported allowances at January 31, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

Inventory Reserves. As a designer and manufacturer of high technology communication equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of January 31, 2002, our inventory of $2.4 million is stated net of inventory reserves of $1.2 million. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Product Warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at January 31, 2002, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Income Taxes. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon our estimate of future taxable income covering a relatively short time horizon given the volatility in the markets we serve and our historic operating results. External market data is considered in this evaluation. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. As of January 31, 2002, the deferred tax assets have been reduced by valuation allowances equal to the value of the assets. If the Company is to realize the deferred tax assets in an amount in excess of their reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Contingencies. The Company is subject to proceedings, lawsuits and other claims. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company records charges for the costs it anticipates incurring in connection with litigation and claims against the Company when management can reasonably estimate these costs.

Impaired Assets. The Company reviews the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset is less than the carrying value of the asset, and for assets to be disposed of, is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset. The fair value of the assets is generally based on discounted estimated cash flows using an annual discount rate of 18%. The estimates reflect the Company's assumptions about selling prices, production and sales volume levels, costs, and market conditions over the estimated remaining operating period, which can range from three months to over fifteen years. If the Company's assumptions related to assets to be held and used are inaccurate, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related assets is adjusted, resulting in an increase or decrease to earnings.

Restructuring. The Company records restructuring charges incurred in connection with consolidation or relocation of operations, or shutdowns of specific sites. These restructuring charges, which reflect management's commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with severance, site closure, legal matters, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

Nonrecurring Items. It is the Company's policy to identify as a "nonrecurring item" a material charge or gain that is not associated with on-going operations or that is caused by unique events not reflective of the Company's normal business activities in the period if such items individually or in the aggregate have a material impact on a specific line item in the Consolidated Statements of Earnings (Loss) or have a material impact on results overall. The Company believes that separately reporting such charges or gains enhances transparency and comparability of results by removing distortion that would otherwise occur. Examples of such items that have been separately identified in the past under this policy include material charges or gains resulting from asset impairments and restructuring of operations, including employee terminations; litigation not related to on-going operations; discontinued businesses; and acquisition charges including those related to acquired in-process research and development. Nonrecurring items are appropriately identified in the consolidated statements of earnings (loss).

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

                                                     Three Months Ended      Nine Months Ended
                                                         January 31,            January 31,
                                                     ------------------      ------------------
                                                      2001        2002        2001        2002
                                                     ------      ------      ------      ------
Revenues                                              100.0%      100.0%      100.0%      100.0%
Cost of goods sold                                     43.2%       53.2%       39.7%       55.5%
                                                      -----       -----       -----      ------
Gross profit                                           56.8%       46.8%       60.3%       44.5%

Operating expenses:

   Research and development                            23.3%       35.3%       21.3%       50.0%
   Sales and marketing                                 39.6%       50.6%       32.8%       67.2%
   General and administrative                          13.4%       37.2%       10.7%       29.2%
   Amortization of stock based compensation             5.9%        6.1%        6.3%        7.6%
   Amortization of goodwill and other intangibles      13.7%        7.8%       12.9%       15.7%
   Impairment of goodwill and other intangibles        --          --          --         118.3%
   Restructuring charge                                --          35.9%       --          16.0%
   Provision for legal settlement                      --           5.6%       --          11.7%
                                                      -----       -----       -----      ------
     Total operating expenses                          95.9%      178.5%       84.0%      315.7%
                                                      -----       -----       -----      ------

Loss from operations                                  (39.1)%    (131.7)%      23.7%     (271.2)%
Other income (expense):
   Interest expense                                    (0.2) %     (1.0)%      --          (0.3)%
   Interest income                                      9.5%        6.6%        9.4%       10.0%
   Other income (expense), net                         (0.3) %     (1.6)%      (0.4)%      (0.5)%
                                                      -----       -----       -----      ------
     Total other income                                 9.0%        4.0%        9.0%        9.2%
                                                      -----       -----       -----      ------
Loss before provision for income
taxes                                                 (30.1)%    (127.7)%      14.7%     (262.0)%
                                                      =====       =====       =====      ======

THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

Revenues. Revenues decreased from $10.4 million for the three months ended January 31, 2001 to $4.1 million for the three months ended January 31, 2002, a decrease of $6.3 million or 61.1%. This decrease was, in part, attributable to a $1.2 million reduction in revenues from Avaya (formerly Lucent Technologies). We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. Revenues from Avaya for the three months ended January 31, 2002 were immaterial. Nortel Networks also introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business volume. We will continue to leverage our distribution channels to drive revenue. However, our revenues and gross profit could be further harmed if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold decreased from $4.5 million for the three months ended January 31, 2001 to $2.2 million for the three months ended January 31, 2002, a decrease of $2.3 million or 52.1%. This decrease was primarily related to the decrease in volume of units shipped. Gross profit decreased from 56.8% for the three months ended January 31, 2001 to 46.8% for the three months ended January 31, 2002. The decrease in gross profit was primarily attributable to the smaller revenue base over which we spread our fixed manufacturing costs. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development. Research and development expense decreased from $2.4 million for the three months ended January 31, 2001 to $1.4 million for the three months ended January 31, 2002, a decrease of $1.0 million or 40.9%. This decrease was due primarily to decreases in staffing. For the three months ended January 31, 2001 and 2002, research and development expenses increased as a percentage of revenues from 23.3% to 35.3% primarily as a result of the reduction in revenues compared to the comparable quarter of the prior year.

Sales and marketing. Sales and marketing expenses decreased from $4.1 million for the three months ended January 31, 2001 to $2.0 million for the three months ended January 31, 2002, a decrease of $2.1 million or 50.3%. This decrease was primarily due to decreases in staffing of both sales and marketing personnel. For the three months ended January 31, 2001 and 2002, sales and marketing expenses increased as a percentage of revenues from 39.6% to 50.6% as a result of the reduction in revenues compared to the comparable quarter of the prior year.

General and administrative. General and administrative expenses increased from $1.4 million for the three months ended January 31, 2001 to $1.5 million for the three months ended January 31, 2002, an increase of $100,000 or 7%. This increase was primarily due to additional costs for outside consultants, legal and other fees which aggregated approximately $565,000 incurred in connection with a review undertaken by the Company of its distributor, reseller and OEM arrangements. This increase was offset by decreases in staffing in our accounting and human resources groups. For the three months ended January 31, 2001 and 2002, general and administrative expenses increased as a percentage of revenues from 13.4% to 37.2% as a result of the reduction in revenues compared to the comparable quarter of the prior year.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $619,000 and $246,000 of stock-based compensation expense in the three months ended January 31, 2001 and 2002, respectively. The decrease in stock-based compensation for the three months ended January 31, 2002 was due to the accelerated vesting provisions.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $1.4 million and $318,000 of amortization expense related to goodwill and intangibles in the three months ended January 31, 2001 and 2002, respectively. The decrease in amortization of goodwill and other intangibles for the three months ended January 31, 2002 was due to the impairment of goodwill and other intangibles recorded in the quarter ended July 31, 2001, which results in a lower amount to be amortized.

Restructuring costs. In November, 2001, the Company undertook further restructuring actions due to the continued downturn in the economic environment and to accelerate the Company's return to profitability. These actions included the closure of the Texas operations and personnel reductions of the Company's Needham and Calgary staffs, leading to an overall reduction of approximately 75 employees or 45% of the remaining workforce in all functional areas. In connection with this employee reduction, the Company recorded a charge of approximately $1.0 million during the three months ended January 31, 2002 for the costs of severance, related benefits and outplacement services. In addition, the Company recorded a provision of approximately $350,000 related to estimated remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities during the three month period ended January 31, 2002. The Company estimates that these restructuring actions will result in a savings of $1.2 million in salaries and wages and $50,000 in facility related expenses on a quarterly basis, however, due to the current economic environment, the Company anticipates that these savings will be offset by a reduction in revenue. Although the Company has substantially reduced its workforce and closed locations, in the event that the Company is unable to increase its sales volume and return to profitability, further personnel reductions and cost cutting measures may be required. These measures could include alternatives to its current facility in Needham, Massachusetts, which may result in costs to relocate this operation and settle any lease obligations.


Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $941,000 for the three months ended January 31, 2001 to $167,000 for the three months ended January 31, 2002, a decrease of $774,000. This decrease was primarily due to a decrease in interest income which decreased from $989,000 for the three months ended January 31, 2001 to $269,000 for the three months ended January 31, 2002. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates.

(Benefit) Provision for income taxes. The Company recorded a income tax benefit of $250,000 for the three months ended January 31, 2001 and did not record a provision for the three months ended January 31, 2002. The benefit recorded for the three months ended January 31, 2001 represents a pro-rata portion of the Company's minimum tax obligations for fiscal 2001.

NINE MONTHS ENDED JANUARY 31, 2002 AND 2001

Revenues. Revenues decreased from $31.6 million for the nine months ended January 31, 2001 to $11.9 million for the nine months ended January 31, 2002, a decrease of $19.7 million or 62.4%. This decrease was, in part, attributable to a $6.5 million reduction in revenues from Avaya (formerly Lucent Technologies). We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. Revenues from Avaya for the nine months ended January 31, 2002 were immaterial. Nortel Networks also introduced competitive products during fiscal 2001, which could further reduce our market share and revenue in future periods. We also believe that the recent slow down in the economy has had a negative impact on capital spending, which has had an adverse effect on our business volume. We will continue to leverage our distribution channels to drive revenue. However, our revenues and gross profit could be further harmed if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold decreased from $12.6 million for the nine months ended January 31, 2001 to $6.6 million for the nine months ended January 31, 2002, a decrease of $6.0 million or 47.5%. This decrease was primarily related to the decrease in volume of units shipped and additional inventory reserves. Gross profit decreased from 60.3% for the nine months ended January 31, 2001 to 44.5% for the nine months ended January 31, 2002. The decrease in gross profit was primarily attributable to the smaller revenue base over which we spread our fixed manufacturing costs and a $ 500,000 write down of component inventory to market value. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition

Research and development.
Research and development expenses decreased from $6.7 million for the nine months ended January 31, 2001 to $5.9 million for the nine months ended January 31, 2002, a decrease of $800,000 or 12.0%. This decrease was due primarily to decreases in staffing. For the nine months ended January 31, 2001 and 2002, research and development expenses increased as a percentage of revenues from 21.3% to 50.0% as a result of the reduction in revenues compared to the comparable nine month of the prior year.

Sales and marketing. Sales and marketing expenses decreased from $10.4 million for the nine months ended January 31, 2001 to $8.0 million for the nine months ended January 31, 2002, a decrease of $2.4 million or 23.0%. This decrease was primarily due to decreases in staffing of both sales and marketing personnel. For the nine months ended January 31, 2001 and 2002, sales and marketing expenses increased as a percentage of revenues from 32.8% to 67.2% as a result of the reduction in revenues compared to the comparable nine months of the prior year.

General and administrative. General and administrative expenses were relatively flat for the nine months ended January 31, 2001 compared to the nine months ended January 31, 2002. The 2002 amounts reflect additional costs for outside consultants, legal and other fees which aggregated approximately $565,000 incurred in connection with a review undertaken by the Company of its distributor, reseller and OEM arrangements. This increase was offset by decreases in staffing for our accounting and human resource groups. For the nine months ended January 31, 2001 and 2002, general and administrative expenses increased as a percentage of revenues from 10.7% to 29.2% as a result of the reduction in revenues compared to the comparable nine months of the prior year.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $2.0 million and $902,000 of stock-based compensation expense during the nine months ended January 31, 2001 and 2002, respectively.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $4.1 million and $1.9 million of amortization expense related to goodwill and intangibles during the nine months ended January 31, 2001 and 2002, respectively.

Impairment of goodwill and other intangibles. During the nine months ended January 31, 2002, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition. The Company determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, the Company recorded a special charge of $14.1 million (see Note 3). These special charges relate to the Company's $12.4 million write-off of goodwill and a $1.7 million write-down of the carrying value of certain identifiable intangibles to their estimated fair value of $4.9 million. As a result of these charges, amortization expense has been reduced from approximately $1.2 million per quarter to approximately $318,000 per quarter.

Restructuring. During July 2001 we consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15% or 35 employees. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. The restructuring was completed in July 2001 and we do not anticipate any impact on future results. In November, 2001, the Company undertook further restructuring actions due to the continued downturn in the economic environment and to accelerate the Company's return to profitability. These actions included the closure of the Texas operations and personnel reductions of the Company's Needham and Calgary staffs, leading to an overall reduction of approximately 75 employees or 45% of the workforce in all functional areas. In connection with this employee reduction, the Company recorded a charge of approximately $1.0 million during the three months ended January 31, 2002 for the costs of severance, related benefits and outplacement services. In addition, the Company recorded a provision of approximately $350,000 related to estimated remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities during the three month period ended January 31, 2002. The Company estimates that these restructuring actions will result in a savings of $1.2 million in salaries and wages and $50,000 in facility related expenses on a quarterly basis, however, due to the current economic environment, the Company anticipates that these savings will be offset by a reduction in revenue. Although the Company has substantially reduced its workforce and closed locations, in the event that the Company is unable to increase its sales volume and return to profitability, further personnel reductions and cost cutting measures my be required. These measures could include alternatives to its current facility in Needham, Massachusetts, which may result in costs to relocate this operation and settle any lease obligations.

Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $2.9 million for the nine months ended January 31, 2001 to $1.1 million for the nine months ended January 31, 2002, a decrease of $1.8 million. This decrease was primarily due to a decrease in interest income which decreased from $3.0 for the nine months ended January 31, 2001 to $1.2 million for the nine months ended January 31, 2002. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates.

Income Tax Provision. The Company recorded a income tax provision of $850,000 million for the nine months ended January 31, 2001 compared to a provision of $49,000 for the nine months ended January 31, 2002. The provision recorded for the nine months ended January 31, 2001 and January 31, 2002 represents a pro-rata portion of the Company's minimum tax obligations for fiscal 2001 and fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2002, our principal sources of liquidity consisted of cash and equivalents of

$5.6 million and short-term investments of $40.3 million. This represents a decrease in cash and equivalents and short-term investments of $8.9 million compared to April 30, 2001. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company's cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $400,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2001, this revenue accounted for 11.2% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at January 31, 2002, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $ 75,000 . To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

At January 31,2002 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company's former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserted a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000 including interest. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company's financial statements in the event the appeal is not successful.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock between the date of its initial public offering and December 6, 2000. The complaints name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company's prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company's initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company's common stock after the initial public offering. This case is one of many with substantially similar allegations known as the "Laddering Cases" filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. The Company believes that the claims against it are without merit and that it intends to defend the actions vigorously. No provision has been recorded in the Company's financial statements for this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) None

(b) On November 8, 2001, the Company filed a current report on Form 8-K regarding its results for the fiscal quarter ended October 31, 2001 and certain restructuring matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2002


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