Form 10-K
period 2002-04-30
MCK COMMUNICATIONS INC
filed 2002-08-13
CIK 1093576

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: April 30, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number  0-22703

MCK Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1555163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

117 Kendrick Street, Needham, MA	02494
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 454-6100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $12,693,960 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      At June 28, 2002 the registrant had outstanding 20,426,632 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “expects,” “intends,” “future” and words of similar import which express management’s belief, expectations or intentions regarding the future performance of MCK Communications, Inc. and its subsidiaries (hereafter, collectively, “we,” “us,” “our,” “MCK” or the “Company”). Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements as a result of a number of factors. For a discussion of important factors that could affect the Company’s results, please refer to the Business section and to the financial statement line item and Critical Accounting Policies discussions and Factors Affecting Future Operating Results and Stock Price set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed elsewhere in this Annual Report on Form 10-K.

PART I

Item 1.  Business

Overview

      MCK Communications is a leading provider of products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks. Business telephone systems consist of private branch exchange (“PBX”) systems and key systems (“KTS”). Whereas key systems are used in medium and small businesses or smaller locations within larger companies, PBXs are the most commonly used telephone systems in corporations. PBXs deliver such features as 3- or 4-digit internal dialing, conferencing, call transfer and call forwarding. PBXs also generally support a range of telephony applications such as voicemail, automatic call distribution, auto attendant, call accounting and interactive voice response.

      Our EXTender and ConneX products cost-effectively deliver a unified enterprise-wide voice network by enabling the voice switch to function as a company-wide voice server that transmits call function and applications to distributed locations over the company’s existing voice and/or data networks. This enables a company to provide the same telephony functionality to all locations while reducing their total cost of ownership. Savings are achieved by leveraging current investments in voice and data equipment, flexibility of network choice for lowered communications service cost, streamlined network administration through the utilization of industry standard network management techniques and lowered training costs. These products also afford service providers the flexibility of combining the power of their network services such as data and/or mobile services with PBX/ KTS extension to expand the range of offers provided to their customers.

      Our embedded gateway recording products are used within a variety of telephony-based applications (i.e., call center, contact center, security and client services applications) and enable our customers to convert digital PBX signals into standard analog audio output so that calls can be easily and cost-effectively recorded for future use. We also provide a range of custom embedded gateway products for specific Original Equipment Manufacturer (“OEM”) partners.

      In addition, our bridge the gap products provide enterprises or service providers flexible choices for managing their path to the future by leveraging their current infrastructure investments while taking advantage of next generation “nextgen” telephony systems (i.e., CPE and/or hosted IP switches), applications (i.e., unified messaging) and devices (i.e., Internet Protocol (“IP”) phones, wireless devices) to provide employees enriched telephony experiences.

      We market and distribute our products through an international network of distributors, resellers, equipment providers, system integrators, service providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have a development center in Calgary, Canada. We also maintain a sales and marketing office in the United Kingdom and a sales office in Montreal, Canada. We outsource our manufacturing to two contract manufacturers. These manufacturers provide full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services.

      Our customer support efforts complement our distribution partners’ offerings thereby providing end customers with world class servicing. Our sales force and marketing efforts are primarily directed at supporting the sales efforts of our indirect distribution partners and developing brand awareness.

Industry Background

      Most businesses today have deployed separate networks to support voice and data communications. As they evolve to unite their geographically distributed locations such as branch or satellite locations and an increasingly virtual workforce either working at home or on the road, new demands are being placed on the traditionally localized voice communications networks. While data networks have evolved to meet this challenge by offering high-speed remote data access and a high degree of interoperability among data systems and components, telephony systems and voice networks have remained largely centralized and switch-specific with limited multi-vendor interoperability. Consequently, providing cost-effective, company-wide telephony services and applications to all locations and employees can be challenging.

      Businesses depend on company-wide communication to ensure critical internal collaboration, provide suitable levels of customer service, and maintain operational efficiency and productivity by sharing resources throughout the company. The shift to a more distributed voice environment results from a number of factors. These include extending business reach closer to key customers, suppliers and partners, lowering the cost of communications, complying with expanding environmental regulations, the competition for qualified employees and disaster preparedness and/or recovery.

      In trying to address these needs, companies are increasingly challenged by the need to integrate voice and data networks across multiple locations. As the business environment becomes more competitive, providing an appearance of one with common features and applications seamlessly connecting employees and callers into a virtual community is becoming increasingly important.

  Enterprise Data Networks

      Initially, data networks were built to interconnect mainframe computers that served a single office location. They were accessible by a limited number of users and were often too costly for small organizations. Over the past 20 years, advances in open-systems, computer processing and networking technology have altered this centralized model to deliver cost-effective, high-speed distributed information processing and communications by using a distributed client-server architecture. This enables companies to deploy equipment from multiple vendors that is interoperable across local area network (“LANs”), or wide area networks (“WANs”), using standard communication protocols, internetworking technologies, and industry-standard system management platforms. These same developments have also facilitated widespread data access through the deployment of remote access equipment capable of extending the reach of data networks beyond corporate locations over public and private networks.

      Historically, branch offices and telecommuters accessed corporate data networks over a variety of circuit-based networks that were designed for voice service. These circuit-based networks are dedicated point-to-point connections that require companies to constantly maintain sufficient bandwidth to meet their maximum communications requirements. New packet-based networks, deployed over the past decade, divide all types of data, including voice, into packets that can be simultaneously transmitted and reassembled into their original form at their final destination. These packet-based networks enable sharing of network resources and are more efficient in their use of available bandwidth than traditional circuit-based networks, thus minimizing network capacity constraints and management requirements.

      As a result of the growing demand for high-bandwidth applications, such as Internet and Intranet access, service providers are migrating from existing circuit-based networks to packet-based networks. In doing so, they are creating new service offerings over private managed networks and public networks using new technologies, such as Quality of Service and firewalls, to ensure speed, quality and security.

      Deployment of packet-based networks and widespread access is enabling companies to realize tremendous productivity gains due to increased collaboration, internal communication and sharing of resources. Examples of specific benefits include company-wide e-mail capabilities, company-wide access to files and applications that run on a corporate server and ease of access for remote workers.

  Enterprise Voice Networks

      Enterprise telephony systems are generally based on a circuit-based architecture and telephone equipment known as private branch exchanges. Given the mission critical nature of voice communications and related applications, enterprise voice systems have been architected with numerous built-in fault tolerant and redundancy features and are designed to deliver 99.999% up-time reliability. In addition to delivering reliable voice service, PBXs have the capability to serve as the platform for more than 500 critical voice features and applications, including:

•	voicemail

•	unified messaging that creates a single interface for accessing voicemail, e-mail and fax messages

•	automatic call distribution

•	auto-attendant

•	directories

•	call accounting and/or billing

•	least-cost routing

•	interactive voice response

      The PBX is also responsible for delivering features and capabilities such as:

•	phone numbering plans

•	3 or 4 digit internal dialing

•	call transferring, conferencing, holding and forwarding

•	receptionist call screening

      Despite the reliability and functionality of centralized circuit-based voice networks, the features, applications and inter-connectivity of traditional PBX systems and their switch-specific architectures make it difficult to integrate them with other systems and applications. Furthermore, they are not typically cost-effectively networked or extended to outlying and/or smaller offices and teleworkers. A number of factors have created this deficiency. PBX-based telephone systems are bandwidth constrained making them poor at networking, not easily integrated with other traffic types, such as data and video, and the quality of their voice transmission degrades beyond a limited distance. In addition, the high cost associated with deploying a PBX system and its supported voice applications typically makes them prohibitively expensive for smaller locations. Accordingly, companies seeking to extend voice services to outlying locations and/or incorporate new applications have traditionally had the following voice options, all of which have significant limitations:

•	Key Systems. KTS systems have functionality similar to PBXs but have been cost-effectively architected to service small office environments. They lack the full feature set and scalability of more expensive PBX-based telephone systems. KTS systems have limited interoperability with PBX systems, and consequently function as stand-alone voice systems with separate voice applications. This creates a less than professional image due to dissimilar functionalities, inefficiencies and network management complexities in a multi-office environment. More recently, KTS systems have been enhanced with multi-site networking to enable their residing within a network configuration either with other like KTS systems or same vendor PBXs. However, typically the transparent access to the full range of applications is not facilitated.

•	IP PBXs. Recently introduced voice switches from voice and data networking vendors, such as LAN and Windows NT-server based PBXs, are based on data standards and tend to be more open than traditional PBX systems. Although providing new alternatives for medium to smaller locations, they lack the full feature set of the traditional PBXs, have limited ability to network with the proprietary, circuit-switched PBXs, limit business reach either to a LAN or nextgen network environment and provide less than the 99.999% service availability typically expected by the customer. In addition, IP based solutions require the use of IP phones. These are typically less reliable, less feature rich and more expensive than traditional phone sets. Although improvements are being made, most IP based solutions continue to fall short of business expectations.

•	Centrex. Centrex is a business telephone service that is offered by local telephone companies from their central offices. While Centrex offers some of the same features as PBXs, its effectiveness is constrained by phone companies’ capacity, its lack of interoperability with PBXs, its geographic limitations and its reliance upon the local phone company for service and support. Adding new services for a Centrex provider is time consuming, expensive, cumbersome and provisioning complexity can often prohibit customer acceptance.

•	Off-Premises Extension. An Off-Premises Extension is a dedicated telephone line that originates from a PBX and extends a subset of PBX features and applications to remote users. These offerings cannot support digital telephone sets, and require an expensive dedicated leased line or private network connection.

      The inability of these solutions to fully integrate with the PBX has caused businesses to deploy separate voice networks for their outlying offices, limiting the effectiveness of company communications and increasing the burden on systems administrators. In addition, companies seeking to provide business telephony for their teleworking employees aren’t provided cost-effective, full-features solutions.

  Enterprise Voice Evolution

      As business organizations decentralize, distributed networks are becoming increasingly important. While data networks have evolved to meet this critical business requirement, there is a similar need for a suitable voice solution that cost-effectively utilizes the company’s voice systems, its features and its applications to offer company-wide voice applications to all employees. This includes employees at smaller outlying offices, telecommuters and mobile workers. Furthermore, in order to lower costs and simplify network administration, companies are increasingly demanding that distributed voice and data services be offered over the same centrally-managed communications infrastructure. This convergence of voice and data is made possible by technology that can convert voice transmissions into packets of data and advances in Quality of Service which enable the transmission of voice over private managed data networks and public data networks, such as managed IP networks.

      As a result of their reliability, the wide variety of applications supported and the size of their installed base, proprietary, circuit-switched PBXs are pervasive in the enterprise arena and are likely to remain entrenched as the central system delivering enterprise voice on which new applications are developed and deployed for many years to come. However, businesses are looking to IP-enable their present systems to support taking advantage of their data networks and lower communications costs as well as to take advantage of emerging access networks in support of an increasingly virtual workforce. Most PBX and Key System manufacturers are IP enabling their systems through IP trunk cards in order to provide multi-site connectivity. Some vendors are developing converged systems which support both TDM and IP backplanes.

      However, this only addresses inter node connectivity and doesn’t address emerging access networks and/or line side applications. To address these, a solution is required that packetizes both the voice traffic and PBX signaling information. Given that each PBX system has its own signaling information alogorithims which must be used to deliver features and applications to the user via the corresponding handset, solutions for the sizeable installed base must support the breadth of diverse signaling protocols. They must also offer a centrally-managed interface to the main system and have the capability of packetizing and transmitting voice and signaling information over both traditional circuit-based voice and data networks as well as emerging wired and wireless packet networks.

      IP PBX vendors are experiencing introductory success in targeting the smaller PBX and/or KTS environment and smaller scale enterprise networks. However, vendors have found a key barrier to acceptance is the inability to interoperate with legacy environments. To address this need a solution must enable an enterprise to leverage its existing applications and interoperate with legacy switches and desksets while incorporating new IP switches. This provides a company an affordable migration path.

      In taking a closer look at the enterprise telephony application environment, applications traditionally have sat behind the PBX and were historically switch-specific, in that they did not operate with other PBX vendor protocols. Over the last few years, applications have become open and sit behind a LAN or managed Intranet. On a smaller degree, this openness has allowed some applications to move out of the enterprise and into a “hosted model”. Solutions which support both Customer Premise Equipment (“CPE”) and network based applications provide another example of enabling an enterprise to have choices for their migration path.

      Over the next five to ten years, co-existence, in the form of hybrid or converged solutions, will likely prevail. This will allow an enterprise to leverage their existing infrastructures while having flexible choices for experiencing new solutions. Resulting solutions will support new platforms inter working with legacy switches and applications, support legacy and IP voice terminals, support feature richness through digital line interfaces to preserve the user experience, as well as support CPE and service providers network environments.

MCK Enables the Distributed Enterprise

      MCK is a player in this enterprise voice transformation because of our unique physical position in the network. Our systems connect to the PBX, KTS and/or IP-based system, speaking their protocols (the system’s signaling language), and also connect to the network, speaking traditional or nextgen IP protocols. In doing so, MCK enriches a line side voice network while laying a solid foundation for the future by minimizing the impact of changing technology, bridging gaps and allowing enterprises to evolve their voice capabilities via the path of their choice.

      MCK solutions address the access or line side of the enterprise voice environment. MCK’s solutions support the majority of PBX and KTS systems in the industry. By packetizing both the voice traffic and CPE signaling information, MCK’s products deliver full-featured business telephony and applications to an end user via a range of devices – each of which are enabled to function as digital sets. MCK’s products also offer a centrally-managed interface to the main system and have the capability of packetizing and transmitting voice and signaling information over both traditional circuit-based voice and data networks as well as emerging wired and wireless packet networks. This enables end users to access their company’s voice system from anywhere — outlying offices, home offices, temporary offices and while on the road — while preserving the experience they have come to expect. This experience includes: four digit dialing, calling party display, call waiting/holding/forwarding/transfer/conferencing, telephony applications, etc. over any network and thru any telephony enabled device – whether wired, cordless or wireless.

      Supporting the broadest range of protocols, networks and devices, MCK solutions fulfill the market need for widespread interoperability, creating a more “open” enterprise by enabling business quality voice anytime, anywhere, over any network. Our solutions support Alcatel, Avaya (Definity and MAGIX), Ericsson (MD110 and BP250), Iwatsu (ADIX), NEC (NEAX, Elite), Nitsuko (I-series), Nortel (Meridian and Norstar), Panasonic (DBS) and Toshiba (Strata DK), representing nearly 85% of the U.S. installed PBX and KTS base. They also provide users choices in access networks (e.g., analog, IP, ISDN, T1, E1, Frame Relay, cellular, ATM or broadband wireless) and devices (e.g., analog, digital, cordless, mobile or IP phones). With the business appeal of an “appearance of one” that is seamlessly connected in a virtual community, an enterprise becomes a unified company for its employees and callers.

      In addition, MCK products have the benefit of reducing the total cost of ownership by enabling a company to: leverage their existing investments in voice and data equipment; eliminate voice network charges for traffic between offices by utilizing data networks in a toll bypass situation; streamline network administration through the utilization of industry standard network management techniques; simplify training and provide enterprises the flexibility of choosing their migration path for when and how they evolve to nextgen services, systems, features and applications.

      When many companies talk about convergence, they refer to voice and data and/or voice over IP. At MCK, we’re committed to a more open enterprise by delivering convergence along three dimensions. We:

•	Extend enterprise voice to distant locations through voice over a variety of networks, not just IP, creating an appearance of one company-wide system meeting the telephony needs of:

•	Mobile workers

•	Employees working at home

•	Branch office workers

•	Remote call center agents

•	Bundle with service providers to:

•	Unite CPE and network services to deliver new value added PBX extension services

•	Blend PSTN and wireless networks for greater portability while eliminating infrastructure restrictions

•	Bridge technology gaps between existing and nextgen applications, switches and services to enable company managed migration from legacy to nextgen systems.

Key to enabling this power of convergence is the ability to preserve end user interfaces while providing access to the widest array of new experiences. The following are the key attributes of our solution:

Full-Featured Remote Voice Access. Our solutions provide the features and applications of enterprise telephone systems to employees at outlying offices, which may be local or geographically dispersed, home workers and mobile workers over wired or wireless, circuit or packet networks. Our solutions allow these distributed workers to utilize voice switch features such as 3 or 4 digit internal dialing, call hold, transfer and conference. They also give employees access to company chosen telephony applications such as voicemail, unified messaging, auto attendant, directories and automated call distribution. Extending these voice applications to outlying or mobile employees improves business reach by making them closer to customers, partners and suppliers, increases employee productivity, facilitates internal collaboration and delivers to external callers transparent access to all telephone extensions throughout an enterprise.

Digital Line Extension Technology. The features and applications of the voice switch reside on its digital line or user side. We have developed proprietary software and hardware interfaces that extract the voice and voice system signaling information from the user side of the switch. Our switch-side or gateway products then packetize and transmit this information to client-side or remote products over existing voice or data networks. Utilizing this captured information, our products mimic the digital line side of the PBX, thereby transparently connecting the user’s digital telephone set to the main voice system. Based on the protocol expertise and intellectual property we developed over the past decade, our products enable companies to deploy effective extended voice solutions without significant reconfigurations or upgrades to their existing enterprise voice systems.

Similarly, our products enable employees at satellite or branch offices, home workers and mobile employees to use their digital telephone sets and existing user interfaces to seamlessly connect with their company’s voice system. Using our digital line extension technology, we are also working with a number of companies to enable digital telephone sets to interface with next generation corporate voice systems such as IP-PBXs and network-based voice systems and applications. This digital line extension technology also enables us to terminate multiple types of telephone sets, including a variety of third-party digital telephone sets, analog telephone sets, cordless sets and IP-based telephone sets, off traditional and/or nextgen voice systems using MCK gateway products.

Packet Voice Architecture. Our extensive experience in packetizing voice, voice signaling information and voice applications enables us to deliver a complete distributed voice solution over traditional circuit-based, packet-based and wireless networks. Over the last year, we began expanding our original proprietary Remote Voice Protocol (“RVP”) software platform to include a Common Terminal Protocol, Common Network Protocol and Common Switch Protocol. Using these, we packetize, compress, encode, transmit and decode voice, interfacing with a broad range of switches, to a diverse range of devices over a range of networks, providing enterprises and services providers broad business reach alternatives. Networks supported include asynchronous transfer mode, or (“ATM”), digital subscriber line, or DSL, fiber, frame relay, IP, integrated services digital network, or (“ISDN”), leased line, T-1, fractional T-1 and PSTN. Additionally, during the past year, we have evolved RVP to support cellular and broadband wireless enabling increased access portability and eliminating infrastructure restrictions. Our support of this broad range of signaling protocols creates a more open enterprise by providing enterprises migration alternatives.

We are evolving this technology to enable enterprises to incorporate new IP switches which interoperate with legacy switches, desksets and applications. This includes adding support for GR-303, H.323, SIP and MGCP which enable our products to interface with nextgen voice equipment located in either the enterprise or the network infrastructure or service providers. Our products packetize voice using industry standard compression algorithmns.

Lower Cost Solution. Our products provide a cost-effective solution, lowering costs in the following areas:

•	Transmission. Our products lower transmission costs by consolidating voice and data traffic over a single network, eliminating local loop service charges through toll bypass and enabling remote users to utilize volume-based, corporate long distance rates.

•	Management. Our products provide telecom managers the ability to centrally manage our remote devices using Telnet, hypertext mark-up language (“HTML”), and simple network management protocol (“SNMP”), with graphical user interfaces. Our customers can use these remote monitoring and diagnostic capabilities to solve problems on-line, thereby reducing the time and cost associated with dispatching a technician to a remote site.

•	Equipment. Our products enable companies to utilize their existing capital investment in enterprise voice systems, voice applications and data networks, thereby eliminating the need to expend significant additional capital on disparate, incompatible solutions such as KTS systems.

•	Facilities. Our products allow companies to reduce physical facility costs and infrastructure investments by enabling employees to work effectively outside of standard company locations.

Compatibility with Leading voice switch manufacturers. We have worked with Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel, Panasonic and Toshiba to develop interfaces between our software platform and their primary voice communications systems. These manufacturers have tested and validated in their labs that our platform is interoperable with their primary switching products, including 4400/4200 (Alcatel), DEFINITY and MAGIX (Avaya), MD110/ BP250 (Ericsson), ADIX (Iwatsu), NEAX 1000/2000/2400 (NEC), 1-Series (Nitsuko), Meridian and, Norstar (Nortel), DBS (Panasonic) and Strata DK (Toshiba) equipment.

Strategy

      Overall, our strategy is to balance our need to focus on today’s revenue with the opportunity to be a leader in nextgen enviornments. Our marketing, sales and service delivery strategy is to partner with leading companies to deliver solutions for enterprise customers. Our network of partners include distributors, resellers, equipment providers, system integrators and service providers. We will occasionally deal with an end-user on a direct basis. During the fiscal year ended April 30, 2002, the reduction in capital spending decreased the demand for our products with these partners and subsequently our revenues. Experiencing this reduction, we reevaluated our distribution model and shifted to a territory sales model, enabling us to deepen our relationships with our large channel partners while transitioning our smaller partners to them for support. We worked with these partners to closely map sell-in and sell-through, enabling tighter channel inventory management. During the year, we strengthened our channel contribution blend thereby decreasing our dependency on any one segment as well as capitalized on the value of our new products, and strengthened the mix of products our channel partners offered to customers. We continue to encourage distribution efforts on Fortune 5000 companies as we believe distributed voice networks are particularly beneficial in this market. However, since many of these companies significantly reduced their capital spending, enterprise voice experienced greater growth in the arena typically addressed by KTS placement. As such, during the last year, we established relationships with KTS providers and have refined our development, marketing and sales efforts to also address the telephony requirements of medium and small businesses.

      Our product strategy is to create a more open enterprise by being a leading provider of distributed voice solutions that enable businesses to unleash the power of their enterprise by connecting disparate voice systems and networks. Historically, our business-quality remote voice solutions allowed corporations to extend the features and applications of switch-specific, circuit-based PBXs across distances to branch offices, remote call centers, and teleworkers using circuit networks. We have evolved this capability to work with the majority of enterprise voice systems — PBX, KTS and IP based systems, through our Common Switch Protocol; a diverse range of devices — digital, analog, cordless and cellular, through our Common Terminal Protocol; as well as circuit, packet and wireless networks, through our Common Network Protocol. Utilizing these we cost effectively develop products which meet the needs of growing segments within enterprise voice environments.

      During the fiscal year ended April 30, 2002, we introduced new members of the PBXgateway ™ family. In addition to our traditional MCK EXTender™ PBXgateway™, we introduced: the MobileConneX PBXgateway™ to provide portable business telephony for employees “on the go”: the RemoteConneX™ PBXgateway™ with its associated RemoteConneX Interactive Phone to enable portable business telephony for teleworkers, and: the SetConneX™ PBXgateway™ to foster a company’s ease of evolving their systems from traditional, circuit-based voice switches and applications to nextgen switch, applications and devices. Additionally, we entered customer trials on the MCK EXTender™ 7000 for Branch Offices.

      During the fiscal year ended April 30, 2002, we also enhanced our embedded gateway product line by increasing the number of protocols supported, enabling expanded distribution possibilities in Europe and Asia. We strengthened our commitment to the wireless arena by developing an embedded gateway for a leading wireless communications CPE provider, enabling full digital set functionality for their intra facility wireless equipment.

      We will continue to evolve our products. The strategy for our single-user solutions is to continue emphasis on simplicity, lower cost and expanding the range of devices supported with emphasis on wireless. Our multi-user products will continue to meet the needs of smaller offices, embracing the broadest range of networks, including the emerging local and wide area wireless networks, while incorporating expanded ranges of local dialing and survivability. Our bridge the gap solutions break down the closed system environments found in today’s enterprise voice infrastructures by hooking protocols together thereby enabling disparate systems to interoperate. Examples include enabling KTS systems to work within legacy PBX networks and/or with IP switches, or enabling IP switches to work with the installed based of digital sets and/or legacy voice networks. These solutions will be developed when requested by specific OEM partners.

      As the voice infrastructure evolves over the next five to ten years, we believe that legacy and nextgen systems will co-exist. However, in time, we believe that the switch-specific, circuit-switched PBX will begin to be replaced with nextgen IP-based CPE or network-hosted voice solutions located on the network outside of the company’s premise. Concurrently, we envision associated voice applications migrating from a switch-specific, customer-owned model to a standards-based model either managed by the customer or hosted by service providers.

      As MCK’s distributed voice solutions continue to enable more openness and push control out to the edge of the network, endusers will gain access to full business functionality from any edge device by simply dialing into a gateway and passing authentication. Over time, users will be provided a range of applications and services from which to choose their own defined experience. Ultimately we believe in voice communications enabled via an infrastructure accessible as easily as today’s electric power yet tapped into on an individual’s own terms.

Technology

      We have developed expertise in digital line interface emulation and the packetization of voice for transmission over data networks to address the technology challenges of extending the features and applications of enterprise voice systems to distributed locations as well as enable a more “open” enterprise. Another key component of our technological advantage is the flexible software and hardware architecture upon which we build our solutions. We will continue to prudently invest to maintain and extend our technological advantage.

     Digital Line Extension Technology

      The rich features and applications of enterprise voice systems are accessed through the proprietary user or digital line side of the voice switch. These line-side interfaces enable the delivery of the features and applications of enterprise voice systems to digital telephone sets. As a result of our years of experience in working with major PBX voice equipment, we have gained a significant understanding of these line-side interfaces and have developed line-side software interfaces to most of today’s enterprise voice systems. In addition to our software interfaces, we have developed a hardware subsystem capable of duplicating the electrical interfaces of Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel, Panasonic and Toshiba systems. These line-side software and hardware interfaces extract the voice and the signaling information required to interface with PBX and KTS systems and, using our software platform, packetize this voice and signaling information for transmission over voice and data networks as well as wired and wireless to our access products. We have developed messaging software that transmits this voice and signaling information from our access products to the digital telephone sets of the manufacturers that we support, thereby transparently connecting these sets to the PBX or KTS.

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

      Our uniquely designed software platform, packetizes, compresses and encodes circuit voice and signaling information for transmission over data networks. We have implemented both industry standard and proprietary voice prioritization and voice fragmentation techniques that use bandwidth efficiently while also ensuring that delay sensitive voice packets are delivered with the quality expected from voice. Much of this technology revolves around our core expertise in developing software that runs on standard digital signal processors, which are required for encoding voice for transmission over bandwidth constrained networks. In particular, we have designed and implemented the following software features in our products to improve the quality of packet voice transmission, minimize system delay and jitter, and utilize bandwidth efficiently:

•	Voice Compression. We integrate a number of industry standard voice coding algorithms, including G.711, G.726, G.729A and G.723.1, that compress voice to reduce the total bandwidth required for transmission.

•	Echo Cancellation. We deliver echoless voice by integrating industry standard acoustic echo cancellation technology, known as G.165 and G.168, to which we have made proprietary enhancements.

•	Silence Detection. Our proprietary silence detection technology eliminates unnecessary transmission of voice packets during the periods of silence that occur in normal conversation, freeing bandwidth for other uses.

•	Comfort Noise. We incorporate technology that inserts comfort noise during periods of silence so that users do not inadvertently think that the phone call is no longer active.

•	Jitter Buffering Techniques. Our products adapt to the real-time irregularities in network transmission and ensure all traffic reaches its endpoint at the appropriate time by introducing delay that is unrecognizable to the user.

•	Dual Tone Multi-Frequency or (“DTMF”) Processing Technology. Dual tone multi-frequency tones are generated by depressing buttons on digital telephone sets, enabling the digital telephone set to recognize dialed numbers used for outbound calls and for applications such as voicemail. Our proprietary technology improves the transmission of these tones over packet networks.

      We have significant experience in transmitting packet voice over both low-speed, traditional telephone networks and higher speed, broadband networks. We have developed network interfaces for the delivery of distributed voice over traditional telephone, ISDN, wireless and broadband connections and have incorporated third-party network devices to support T-1, fractional T-1, leased line, frame relay, IP, ATM, DSL, fiber, cable and broadband wireless networks. In addition, to deliver data alongside our packet voice transmission, we have expertise in terminating dial-up networking connections and bridging standard data traffic.

      Our software platform has the ability to extract and translate legacy, switch-specific signaling, as well as a number of evolving industry standard protocols, such as GR-303, H.323, SIP and MGCP. This enables our products to not only interface with the large and diverse installed base of voice systems but with next generation enterprise voice systems and applications as well as terminate analog, ADSI, digital and IP-based telephone sets. Supporting both legacy and nextgen protocols enable our products to foster an open enterprise interfacing with voice CPE as well as voice equipment and applications located in the network infrastructure of traditional, application and nextgen service providers.

     Product Architecture

      We develop our products using a combination of proprietary and commercial hardware and software subsystems. Our product architecture enables these subsystems to be configured and adapted in order to deliver a broad range of enterprise voice product solutions, thereby minimizing product development cycles and maximizing manufacturing efficiency. Our products are fully compatible with the large installed base of telephone systems from Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel, Panasonic and Toshiba, and require no design modifications or upgrades to these systems or their respective digital telephone sets.

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

      All of our products share a common software library of functional modules that comprise our digital line interface software subsystem and our software platform. Our digital line interface software subsystem is responsible for the interface to the proprietary software located on the digital line of the legacy and IP-based voice switch. This software subsystem has been designed to emulate a majority of the business markets’ telephone systems without requiring a change to our hardware architecture. This flexible software architecture also enables us to easily add software support for new enterprise voice systems. The software platform is responsible for packetizing voice and signaling information, as well as conditioning these voice packets for transmission over data networks.

      All the software for our IP EXTender 4000, EXTender 6000, EXTender 7000 for branch offices and PBXgateway family runs on the VxWorks® real-time operating system from Wind River Systems. This industry standard operating system provides our engineers with a standard development environment in which to design new proprietary software applications and easily incorporate third-party software applications. A standard development environment such as VxWorks allows for the rapid prototyping and application development necessary for our products that serve as platforms for future applications.

Products

      We have worked with Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel, Panasonic and Toshiba to develop interfaces between the protocols of these leading enterprise voice vendors and our standard software platform and hardware architecture. We reverse engineer or enter into agreements with leading vendors which provide us access to their protocols, if needed to develop, manufacture and sell products which interface with each vendor’s equipment. As a result, we have developed substantial expertise in understanding and interfacing with their systems. We have tested and validated or had vendors certify in their own labs that our software platform is interoperable with a variety of their equipment. Currently, our products are compatible with the following PBX systems: 4400/4200 (Alcatel); DEFINITY and MAGIX (Avaya); MD110/ BP250 (Ericsson); ADIX (Iwatsu); NEAX and Elite (NEC); 1-Series (Nitsuko); Meridian and Norstar (Nortel); DBS (Panasonic); and Strata DK (Toshiba).

      The MCK solution consists of the following component parts:

•	Gateways. Devices located near the voice switch, PBX or KTS, that extend the signaling along with the voice traffic and applications to our remotely located client devices; and

•	Clients. Single or multi-user remotely based, CPE devices that service outlying offices, teleworkers and mobile workers.

      Our products enables companies to provide the functionality of enterprise voice systems and all of their supported applications to users who traditionally have not had access to the company’s telephone system and its voice applications because of the limitations of traditional systems. Our products enable the main telephone system to act as a server that distributes features and applications any and all locations over networks such as ATM, DSL, cable, fiber, frame relay, IP, PSTN, ISDN, leased line, T-1, fractional T-1, cellular and broadband wireless connections. Employees can utilize digital telephone sets identical to the sets deployed at company headquarters or cell phones, analog sets or ADSI sets provided by third parties and access the central voice system for applications such as voicemail, automated call distribution, auto attendant, directories and interactive voice response, and features such as 3 or 4 digit internal dialing, conferencing and call forwarding. By enabling all employees, regardless of location, to have access to a company-wide system, our solutions create a unified voice network.

  PBXgatewayTM Products

      Our family of PBXgateway products, located at the company’s PBX/ KTS site, interface with the line side of the switch and create extensions of voice and telephony applications to our clients or remotes.

•	PBXgatewayTM II. The PBXgateway II supports up to 24 simultaneous users connected via both our multi-user and single-user EXTender client devices. The PBXgatewayTM II will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections. It also has available internal network termination optionals.

•	PBXgatewayTM. The PBXgateway supports our multi-user and IP-based single user EXTender client devices and is available in both 8 and 12 port versions. Like the PBXgateway II, the PBXgateway will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections.

•	MobileConneX PBXGatewayTM. The MobileConneX PBXgateway allows a cellular handset to act as a fully functioning digital handset. Using a cellular handset, a user can send and receive calls through the PBX as well as access all of the company’s voice applications — even when the user is on the road. This enables a user to handle a call just as if they were sitting at their desk in the office. This includes call hold, transfer, conferencing, 4-digit dialing, auto attendant, directories as well as receiving calls via the cellular handset. This ability to receive calls is more powerful than a “find me” capability since the PBX treats the cell phone as if it were a digital deskset. The MobileConnex PBXgateway bridges the call traffic directly to the cellular handset through the enterprise voice switch. For instance, if there is no answer, the voice mail system responds giving the user the convenience of one voice mailbox to check. This solution requires no modification to standard cell or service equipment.

•	RemoteConneX TM PBXGatewayTM. Targeted specifically to the needs of casual teleworkers and tapping the power of the traditional corporate communications system much like the MCK EXTender solutions, the RemoteConneX PBXgateway and its associated Interactive Phone uniquely utilizes standard POTS connections and feature-enhanced analog phones to provide PBX or KTS system functionality. In doing so, MCK is able to offer one of the lowest price points in the industry for true PBX functionality over analog. Using the product is easy. A first time user simply brings a RemoteConneX Phone home, plugs it into their existing analog connection, and after following simple first time use instructions to program the phone, they will have the same functionality as available in their office. Access to popular business telephony features are provided through the use of the screenphone menu — call hold, transfer and conference, four digit internal dialing, corporate directories, voice mail and more. Each of these are useable at the touch of a button. Incoming calls to the employee’s office phone number are simultaneously directed to their RemoteConneX Phone. An employee’s daily work location is transparent to callers, auto attendant support is maintained if available and unanswered calls continue to be routed to the corporate voicemail system. In addition, the employee has the added convenience of full accessibility when away from home by simply redirecting incoming calls to their cellular phone.

•	SetConneX TM PBXgatewayTM: Targeted for enterprises which desire manageable migration paths linking together heterogenous environments this gateway is initially targeted for enterprises looking to link their IP-based switches with legacy sets. This is the only gateway in the industry that bridges the gaps between legacy sets and next generation switches, applications and services. Other versions may be developed based upon the specific requirements of OEM partners.

      All of our Gateways can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP and HTML interfaces.

     PBX Client Devices

      Our multi-user or branch office products connect outlying users to the company’s telephone system over voice and/or data networks.

•	MCK EXTenderTM 6000 for branch offices. EXTender 6000 for branch offices is a multi-user product that is available in both 8 and 12 port configurations and is designed for those offices within the same calling area as the company’s voice switch. The EXTender 6000 for branch offices located at the remote office connects to our PBXgateway I and II products located at the company’s PBX site. The product has dual external network interfaces that allow for multiple connection options over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1, fractional T-1 and broadband wireless connections. It also provides redundancy capability. An optional analog card is also available, which provides local dialing capabilities and emergency 911 access. The EXTender 6000 for branch offices can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP or HTML interfaces. The product’s ability to dynamically allocate bandwidth between multiple users allows for flexible configurations and bandwidth conservation. The product is designed using a standard 19-inch, rack-mountable form factor so multiple units can be deployed in parallel to service larger outlying offices.

•	MCK EXTenderTM 7000 for branch offices. EXTender 7000 for branch offices is a multi-user product that is designed for branch offices which are more geographically dispersed and/or larger. The

EXTender 7000 provides additional local calling ability, survivability, and optional built in WAN interfaces. It is available in a 24 port configuration and also connect to our PBXgateway II product located at a company’s PBX site over a wide variety of networks. As with the EXTender 6000, the EXTender 7000 can be centrally administered over a Telnet connection, an in-band connection or with SNMP or HTML interfaces. It also uses a standard 19-inch, rack-mountable form factor so multiple units can be deployed in parallel for scalability.

•	Single-user products. Our EXTender single-user product line enables teleworkers and geographically distributed call center agents to connect to the company’s main telephone system and data network via a PBXgateway over public and private networks.

•	MCK EXTenderTM 1000. The EXTender 1000 supports both voice and data over a single POTS telephone line. The product contains a built-in, industry-standard 56 kilobits per second, or Kbps, modem which enables the user to access the corporate data network and supports standard Windows-based, dial-up networking technology. The remote user’s personal computer and full-featured digital telephone set plug into the product, which terminates and multiplexes voice and data over a single telephone line. The EXTender 1000 unit is situated at the remote location and connects to either another EXTender 1000 unit located at the company’s PBX site.

•	MCK EXTenderTM 3000. The EXTender 3000 supports both voice and data over an ISDN connection. An integrated services digital network connection is composed of two 64 Kbps channels that each can deliver a separate network connection. With its built-in network interface, the EXTender 3000 enables the remote user to connect a digital telephone set and a personal computer into the EXTender 3000. The EXTender 3000 unit situated at the remote location is connected to either another EXTender 3000 unit or a PBXgateway II located at the company’s PBX site. There are two versions of the EXTender 3000:

•	MCK EXTenderTM 3000 S/T. The EXTender 3000S/T utilizes a serial data connection and offer simultaneous voice and data multiplexed over a single channel. The second channel is available for analog devices such as a fax, additional phone or a modem. It incorporates a standard Windows-based, dial-up networking technology to enable the user to set up a dial-up network connection to a remote access server.

•	MCK EXTenderTM 3000 E. The EXTender 3000E offers dedicated voice over one channel and a 64 Kbps Ethernet data connection on the second channel. The EXTender 3000E uses an Ethernet port and bridging technology to enable simultaneous voice and data network access capabilities. In addition, standard hardware compression technology is utilized to significantly enhance data throughput. When not used for Ethernet data, the second channel is available as an analog port, supporting a fax, additional phone or modem.

•	MCK EXTenderTM 4000. The EXTender 4000 delivers voice extension over any IP network. The product sits behind an external network termination device and delivers IP-based voice over data networks. The IP EXTender 4000 connects to a PBXgateway product located at the corporate site.

  Other Products

•	Recording Interface. Our Recording Interface products convert digital voice from proprietary PBXs into a standard audio output so that voice calls can be recorded on any voice logger or recording device. They are used in a variety of applications such as call center, contact center, voice security and test verification applications. We offer 3 configurations that support from 2 to 48 lines, and are modular in nature, allowing for easy expansion to accommodate more users. Our Recording Interface is compatible with the following voice systems: 4400/4200 (Alcatel); DEFINITY (Avaya); ADIX (Iwatsu); Meridian (Nortel); Norstar (Nortel); DMS Centrex (Nortel); CallCenter (Aspect); NEAX (NEC); and HiCom (Siemens).

Sales and Marketing

      We primarily sell our products through an indirect distribution system that includes the following channels: OEMs, Teleco resellers, systems integrators, distributors, telecom and datacom VARs, and service providers. We support our sales channels with our own internal sales professionals as well as marketing programs, lead generation, educational programs, field technical support and telephone technical support. Our multi-channel strategy enables us to create end user demand for our products and services, and access corporate opportunities identified by our channel partners, while also allowing the enterprise customers to choose the reseller that is most appropriate for delivering those products and services to them. Our primary distribution channels include:

OEMs	Alcatel, Ascom, Avaya, Verint (formerly Comverse), Dictaphone, Ericsson, Iwatsu, NEC, Nice, Nitsuko, Nortel, Panasonic, Toshiba
Teleco Resellers	Ameritech/ SBC and Southwestern Bell, Bell Canada, Bell Mobility, Bellsouth Cingular, GoBeam, Nextel, Sprint, Verizon/ GTE, Verizon Wireless, Telus
Systems Integrators and Distributors	Anixter, Calayst, Dacon, GBH, Graybar Electronic, Optus, NextiraONE, Sprint North Supply, VodaOne
Value Added Resellers	1Nation Technology, Affiliated Telephony, Aliant Systems, Alliance Telecom, All-Mode Communications, All-Tel Communications, Cartel Communications, Communications Resources, Computel Communications, Datapulse PLC, Digital Techniques Asia, Doe Technologies, Dynametric, Dyncorp Information Systems, IPC Information Systems, Newsouth Communications, Northwest Extension, PB Exchange, Ranger Telephone and Data Services, Ronco, Shared Technologies, Sound Communications, Staples Communications, Symon Communications, Tantacom Systems, TeleSwitch

      During the fiscal year ended April 30, 2002, we transitioned to a territory coverage model and concentrated our sales and support efforts on our OEM partners as well as our national and international stocking distributor partners. As the same time, we encouraged our smaller volume distributors, dealers and VADs to continue offering MCK products by ordering through these larger partners. This approach has enabled MCK to gain resource efficiencies while at the same time strengthening relationships with our primary partners by increasing their revenue stream and sell-through for MCK products.

      Our channel sales managers work at a corporate level with our channel partners to develop sales and marketing plans that are implemented at the field level. Our channel managers are regionally deployed and are located in Boston, Chicago, Dallas, Nashville, Phoenix, Calgary, Montreal and London.

      Channel sales managers provide support to the channels in their geographic territory. They work closely with our channel partners, participating in end user briefings, proposals, product training sessions, end user seminars, trade shows and other demand generating activities. In addition, they are involved in generating and qualifying end user leads that are closed in partnership with our channel partners.

      Our field-based systems engineers provide our channels with technical training and perform pre- and post-sale technical support for our distribution partners and end user customers. These sales engineers have in-

depth industry experience and product expertise. They assist our channel partners with proposals, configurations, requests for quotations and executive briefings, and perform other consultative duties. Our territory managers and sales engineers regularly visit our distribution partners’ offices and to conduct product and technical training.

      Our distribution channels are responsible for identifying potential business customers, selling our products as part of complete solutions, and installing and supporting the equipment at end user sites. We generally establish relationships with our most significant distribution channels through written distribution agreements that provide pricing, discounts, and terms and conditions under which they may purchase our products for resale. These agreements are generally non-exclusive, may be terminated at will and do not prevent our resellers from carrying competing lines. Many of these agreements are based on attaining specific sales levels. However, a number of our distribution partners resell our products without written agreements, with terms determined on a purchase order basis.

      Sales outside of the United States accounted for 15.3%, 18.4% and 20% of sales in the fiscal years ended April 30, 2000, 2001, and 2002, respectively. We sell primarily products which interface with Alcatel, Avaya, Ericsson, Nortel and Toshiba systems, globally.

      We focus our marketing efforts on brand awareness, lead generation, sales tools, promotions and sales support activities. Our marketing audience includes existing and prospective customers, channel partners, trade and business press, industry analysts and others who are influential in the industry.

      We selectively participate in trade shows, taking advantage of joint marketing opportunities with our channel partners whenever possible. Trade show efforts may include shows in the telecommunications, teleworking, CTI, networking, call center and service provider industries. We participate in many seminars, dealer and user group events, and industry-related conferences with our channel partners. We use direct marketing programs, including electronic methods, to generate awareness and qualified leads. Most campaigns are executed in conjunction with our channel partners, customized with their messages and contact information and then mailed to their prospect and customer lists. Additionally, our marketing resources also support public relations activities, including joint press releases with our partners, editorial coverage and speaking opportunities, as well as create by-lined articles, product reviews, customer success stories, competitive assessments and white papers.

      To support our sales channels, we prepare training materials, presentations, collateral, cost-justification tools, competitive analysis, case studies, product configurations, fact sheets, product introduction kits and customer solution success guides. Our web site serves as an information source for end users, prospects and channel partners, as well as provides a lead generation, configuration tool, and customer service resource.

Customer Support

      A high level of customer support and service is critical to developing long-term relationships with our major distribution channels and end user customers. The majority of our service and support activities are related to installation support and initial network configuration issues. In North America, we also offer a variety of comprehensive and flexible maintenance and support programs including basic product warranty, installation services, 24 hour a day, seven days a week remote telephone support and onsite maintenance services. Our products are architected with support in mind. For example, our products are engineered with remote monitoring, management and diagnostic capabilities so that problems can be diagnosed on-line, thereby reducing the time and costs associated with dispatching a technician to a remote site.

      A number of our distribution partners provide customer support offerings for our products. These distribution partners provide installation, onsite maintenance and telephone support services to our end users. To complement this service infrastructure, we have engaged Vital Network Services, an outsourced technical support and customer services organization, to provide fee-based telephone support, installation and onsite maintenance services. We sell these services indirectly and sometimes directly, to end users. To date, our revenues attributable to customer service and support services have been immaterial. We provide high-level, back-up technical support and engineering assistance for our distribution partners, and Vital Network

Services. We have established certification and escalation guidelines with our channel partners, and Vital Network Services to ensure that the appropriate technical resources and management attention within our company are focused on problems that are not solved in a timeframe commensurate with the problem’s priority. At April 30, 2002, we employed eight people in customer support.

Customers

      We sell substantially all of our products through independent channel partners. The following is a representative list of our indirect channel partners who have repeatedly purchased products from us during the fiscal year ending April 30, 2002:

Alcatel Anixter ASCOM Avaya Badger Communications Bell Canada BellSouth Catalyst Cingular Dacon Dictaphone	Ericsson Frantel GBH GoBeam Iwatsu NEC Nextel Nitsuko Nortel Panasonic	SBC/Ameritech Sprint North Supply Sylantro Teleswitch Telus Toshiba Verint Verizon/GTE Verizon Wireless VodaOne

      Through these channel partners, we continue to target medium to large enterprises. More than 300,000 ports of our products have been shipped to corporations such as 3M, Alberta Energy Company, American Express, Avis, BancOne, Bank of America, Bear Stearns, Bloomberg, Caisse Populaire, Canadian Auto Association, Carlson Wagonlit, Continental Airlines, Circuit City, CNN, Compaq, Deloitte and Touche, Fairmont Hotels, Federal Bureau of Investigation, Fidelity Investments, General Electric, Merrill Lynch, Morgan Stanley, Oracle, Pan Canadian, Petro Canada, Pepsico, Promus Hotels, Prudential Securities, Raytheon, TD Waterhouse Group, Thrifty Car Rental, United Airlines, US Postal Service, Whirlpool and Xerox, among others. We will work with our existing and new partners to increase the market opportunity for, and drive market acceptance of, our products. For the fiscal year ended April 30, 2002, no single customer represented 10% or more of our revenues.

Research and Development

      To maintain our technology leadership position, we focus our research and development efforts on improving the functionality and performance of our existing products and designing new products that address customer needs and changes in the marketplace. We have assembled a team of experienced software and hardware engineers with capabilities in both voice and data networking. Our engineering expertise includes a significant understanding of:

•	the digital line or user side of proprietary enterprise voice systems

•	digital audio technology, such as echo cancellation and voice compression algorithms

•	voice enabling signaling

•	voice over packet networks including IP telephony

•	data network and telephony interfaces

•	network diagnostic and management frameworks

      At April 30, 2002, we employed 30 people in our engineering organization, and intend to continue to expand all functional areas of the engineering organization as revenues increase or market competitiveness demands. We perform research and product development activities at our principal offices in Needham, Massachusetts, and Calgary, Alberta development facilities.

      Our research and development process is driven by market demand. Product development begins with a comprehensive functional product specification based on input from all functional groups and levels within our company. In addition, we value feedback from our end user customers and distribution channel partners, and have incorporated a significant amount of customer-requested functionality in our products. We utilize information from industry standards committees organizations in our product development process. Finally, we have maintained an ongoing dialogue and established technology relationships with a number of PBX and KTS manufacturers, internetworking vendors, broadband equipment suppliers and service providers. We will continue to focus our efforts with these companies to develop products that meet specific market requirements in growth sectors.

      We intend to continue enhancing the functionality of our existing EXTender, ConneX and PBXgateway systems by expanding the range of products and client devices supported, including the emerging wireless devices, as well as expanding the range of connectivity services by incorporating trunk side interfaces, including IP network survivability through failover support to public-switched network, and expanding support of remote management and provisioning. This will further differentiate our products from the competition while broadening our addressable market. We will focus our new products’ efforts on mobile environments and bridging the gap between different switch environments such as, legacy and nextgen switches, devices and applications. Specifically for the later, we will enable IP switch and telephony application providers, whether CPE or network based, to distribute their systems’ functionality to the broadest installed base of endpoints. This will not only give vendors a stronger solution equation, but provide enterprises more flexibility in managing their path to nextgen environments.

Product Validation Laboratory

      Over the past few years, we have hired the personnel and purchased the equipment necessary to build and improve our product validation laboratory. Of the 30 people in our engineering organization, seven are dedicated full time to our product validation efforts. Their efforts are focused on ensuring world class product quality. At our Calgary, Alberta development facility, we have constructed a state of the art laboratory with equipment from such vendors as ADC Kentrox, Alcatel, Broadsoft, Cisco, Ericsson, IBM, Iwatsu, Avaya, NEC, Netopia, Newbridge, Nitsuko, Nortel Networks, Packeteer, Panasonic, Paradyne, Sonus, Sylantro and Toshiba.

      Our Calgary, Alberta facility system tests the product line and validates our product’s integration with the major voice switches, applications and desksets that we support. We conduct extensive product testing to ensure that our equipment meets the high standards for voice quality and reliability associated with mission critical systems such as PBXs and KTS systems. We also conduct extensive tests on the embedded systems within our product line as well as on all the features and functions.

      Our Calgary facility also tests system interoperability. The ability to deliver traffic within multiple network environments and to interoperate with equipment from numerous vendors has become a key component to the success of communications equipment companies. Because no communications equipment product can be validated independently of the network within which it operates or independently from the equipment with which it interfaces, this lab conducts extensive tests of our product line operating within multiple network environments and interacting with equipment from numerous equipment vendors. We conduct extensive tests that measure device performance, quality of service and voice prioritization within multiple network environments and across a range of network conditions. Our facilities contain extensive telephony and data equipment and network circuits to conduct these tests.

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

Manufacturing

      We outsource our manufacturing to two contract manufacturers. Mack Technologies, located in Westford, Massachusetts, manufactures our Gateway products as well as our EXTender 6000 and 7000 for branch offices and EXTender 4000 clients. They are ISO 9002 certified and provide full turnkey services, including material procurement, final assembly, testing, shipment to our customers and warranty repair. OEM Worldwide, headquartered in Watertown, South Dakota, with a manufacturing operation in Spearfish, South Dakata manufactures our embedded gateway and single-user product lines. They are also ISO 9002 certified and provide full turnkey services, including material procurement, final assembly, testing, shipment to our customers and warranty repair. During the fiscal year ended April 30, 2002, we also used our manufacturing facility in Allen, Texas. We closed those operations on January 31, 2002 after transitioning their operations to Mack Technologies and OEM worldwide.

      We design and develop the key components, including printed circuit boards and software, for all of our products. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. The contract manufacturers must use the parts and suppliers we identify. Any variation from these rules requires written MCK approval. We design the tests and specify the testing equipment for the product testing performed at Mack Technologies and OEM Worldwide and prior to its closure, at our facility in Allen, Texas.

      We use a rolling six-month forecast based upon anticipated product orders to determine our material requirements. Lead times for the materials and components that we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We, along with our contract manufacturers, may terminate our contracts without cause with a 120 day notice. At that time, the terminating party must honor all open purchases.

Competition

      We compete in a new, rapidly evolving and highly competitive and fragmented industry that is subject to increasing product, market and technology changes brought about by the introduction of new technologies, the deployment of broadband networks and changes in the regulatory environment. We believe that the main competitive factors in our market are the following:

•	technology partnerships, particularly among major PBX manufacturers and service providers

•	network enabled KTS systems

•	end to end IP based solutions

•	system reliability and performance

•	sales and distribution capability

•	price/performance characteristics

•	access to third-party technology

•	conformance to industry standards

•	brand name recognition

•	ease of deployment and use

•	timeliness of product introductions

•	product features and breadth

•	customer relationships

•	technical support and service

•	pace of enterprise voice evolution

      We believe our success in competing with other manufacturers of communications products depends primarily on:

•	our ability to enter into and maintain key technology, business development and distribution relationships with third-party manufacturers, distributors, resellers, system integrators and service providers in our market segment

•	our engineering, marketing and sales skills

•	the price, quality and reliability of our products

•	our delivery and service capabilities

      Our principal competitors include large telecommunications manufacturers such as Nortel and Avaya. Nortel’s 6150 product line competes against our Gateway and EXTender 6000 products and their Home Office II product competes against our EXTender 3000 product line. Avaya’s R300 Remote Office Communicator product competes against our Gateway and EXTender 6000 products. It is likely that a number of other public and private companies are developing next generation network access products that target the branch office and telecommuting marketplaces. For example, Intel® offers its iPOD product line to provide PBX extension capabilities to branch offices. We expect competition to intensify in the future and new competitors to emerge.

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

Intellectual Property

      Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary knowledge and trade secrets, and employ various methods to protect our trade secrets and knowledge. We presently have no issued patents. We have one U.S. Utility patent application and one International (Patent Cooperation Treaty — PCT) patent application pending. Both of the applications are based on, and claim the benefit of, a provisional patent application directed to a system for and method of extending a PBX phone port to an external phone device.

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

Employees

      At April 30, 2002, we had a total of 78 employees, of which 30 were in research and development, 23 were in sales, marketing and business development, 14 were in manufacturing and operations, and 11 were in finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Item 2.     Properties

      We currently lease approximately 48,000 square feet of space at our headquarters in Needham, Massachusetts under a lease that expires in March 2007. Through July 2002, we subleased approximately 16,000 square feet of that space. In July 2002, we entered into a sublease with a third party for approximately 32,000 square feet at our headquarters through the remaining lease term. We will occupy the balance of the space or approximately 16,000 square feet that we had previously subleased. We also lease approximately 12,500 square feet at our development center in Calgary, Alberta under a lease that expires in October 2005. We previously occupied approximately 27,000 square feet for our DTI business unit in Allen, Texas which we shut down in January 2002. One of the properties, which is approximately 16,700 square feet is under a sublease agreement through the remainder of the lease term of August 2004. The second property, which is approximately 10,300 square feet has been turned back over to the landlord with no further obligation to the Company.

Item 3.     Legal Proceedings

      On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK

Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart’s complaint. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company’s financial statements for the judgment entered in the event the appeal is not successful. The Company has also expensed the legal fees incurred in this provision.

      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. The Company believes that the claims against it are without merit and that it intends to defend the actions. No provision has been recorded for this matter.

      MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. Entrata contends that it never received the funds from MCK, and that the funds were diverted to Superwire. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the full $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. As discovery has not yet commenced, it is too soon to assess MCK’s likelihood of success in this litigation. Management intends to defend the claims against MCK and prosecute its counterclaims and cross-claims vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

      Market Price for Common Stock. Our common stock is traded on the NASDAQ National Market under the symbol “MCKC.” The following table sets forth for the periods indicated the high and low closing prices for the Common Stock, as reported by NASDAQ:

Fiscal Year Ended April 30, 2002

Fiscal Quarter Ended	High	Low

July 31, 2001	$2.51	$1.63
October 31, 2001	1.62	1.01
January 31, 2002	1.89	1.13
April 30, 2002	1.67	1.26

Fiscal Year Ended April 30, 2001

Fiscal Quarter Ended	High	Low

July 31, 2000	$36.63	$18.06
October 31, 2000	38.13	14.06
January 31, 2001	21.25	4.39
April 30, 2001	6.81	1.75

      Holders of Record. As of June 28, 2002, there were approximately 148 holders of record of our common stock and 20,426,632 shares of common stock outstanding.

      Dividend Policy. To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Historical Condensed Financial Information

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended April 30, 2000, 2001 and 2002, and the balance sheet data at April 30, 2001 and 2002, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of MCK Communications, Inc. included elsewhere herein. The statement of operations data set forth below for the years ended April 30, 1998 and 1999 and the balance sheet data at April 30, 1998, 1999 and 2000 are derived from audited Consolidated Financial Statements of MCK Communications, Inc. not included herein.

	Years Ended April 30,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
OPERATIONS DATA:
Revenues	$7,876	$14,270	$25,082	$38,220	$16,487
Cost of goods sold	2,800	5,390	9,455	15,287	9,096

Gross profit	5,076	8,880	15,627	22,933	7,391
Operating expenses:
Research and development (excluding amortization of stock based compensation of $0, $175, $1,558, $829 and $(52) in 1998, 1999, 2000, 2001 and 2002, respectively)	1,758	3,349	4,876	9,232	7,124
Sales and marketing (excluding amortization of stock based compensation of $0, $110, $1,853, $1,005 and $(453) in 1998, 1999, 2000, 2001 and 2002, respectively	2,191	3,888	7,817	13,820	9,397
General and administrative (excluding amortization of stock based compensation of $0, $120, $1,234, $1,068 and $202 in 1998, 1999, 2000, 2001 and 2002, respectively)	1,485	1,617	2,475	4,646	4,478
Amortization of stock based compensation	—	406	4,645	2,902	(303)
Amortization of goodwill and other intangibles(1)	—	—	—	4,588	2,180
Write-off of in-process research and development(1)(2)	—	—	—	3,694	—
Impairment of goodwill and other intangibles(1)	—	—	—	—	14,063
Restructuring(3)	—	—	—	597	4,310
Provision for legal settlement and fees(4)	—	—	—	—	1,387

Total operating expenses	5,434	9,260	19,813	39,479	42,636

Loss from operations	(358)	(380)	(4,186)	(16,546)	(35,245)
Other income (expense)	(595)	(207)	758	3,617	1,287

Loss before income tax (provision) benefit and dividends on redeemable preferred stock of subsidiary	(953)	(587)	(3,428)	(12,929)	(33,958)
Income tax (provision) benefit	—	—	(100)	1,130	(60)
Dividends on redeemable preferred stock of subsidiary	(160)	(197)	(97)	—	—

Net loss	(1,113)	(784)	(3,625)	(11,799)	(34,018)
Dividends on redeemable preferred stock	(1,220)	(1,966)	(1,285)	—	—

Net loss applicable to common shares	$(2,333)	$(2,750)	$(4,910)	$(11,799)	$(34,018)

Basic and diluted net loss per common share	$(0.67)	$(0.71)	$(0.44)	$(0.61)	$(1.69)
Shares used in computing basic and diluted net loss per common share	3,476,282	3,881,526	11,144,565	19,213,239	20,126,113
Pro forma basic and diluted loss per common share			(0.31)
Shares used in computing pro forma basic and diluted loss per common share			15,268,368

CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents and marketable securities	1,867	3,285	75,724	54,802	44,367
Working capital	3,545	5,578	78,288	58,444	43,344
Total assets	5,665	9,428	87,194	90,397	56,225
Long term debt	5,000	2,500	—	—	—
Redeemable preferred stock	19,449	28,205	—	—	—
Total stockholders’ (deficit) equity	(20,050)	(24,040)	80,946	82,861	48,956

(1)	See footnote 16 to notes to consolidated financial statements

(2)	See footnote 17 to notes to consolidated financial statements

(3)	See footnote 18 to notes to consolidated financial statements

(4)	See footnote 14 to notes to consolidated financial statements

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus. Certain statements in this report, including statements regarding our business strategies, operations, financial conditions and prospects, are forward-looking statements. Use of the words “believe,” “expect,” “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

      Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under “Factors Affecting Future Operating Results and Stock Price,” and in our other filings with the SEC, that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements except as may be required by securities laws. Finally, our historic results should not be viewed as indicative of future performance.

Overview

      MCK Communications is a leading provider of products that enable businesses to unleash the power of their voice communications systems by:

•	extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks;

•	bundling with service providers to unite customer premise equipment (“CPE”) and network services to deliver new outsourced, value added PBXextension services; and

•	bridging technology gaps between traditional and next generation (“nextgen”) applications (i.e., unified messaging), IP switches (CPE or hosted) and devices (i.e., IP telephones) to enable enterprises ease of technology migration.

      This combination enables a more open enterprise. We market and distribute our products through an international network of distributors, resellers, equipment providers and service providers. We are headquartered in Needham, Massachusetts, have a development center in Calgary, Canada, and maintain a sales and marketing office in the United Kingdom.

      From our inception in 1989 through 1993, we were a small company based in Calgary, Canada that designed and marketed a number of niche, voice products targeted at the oil industry. Commencing in 1993, we altered our business focus and began developing remote voice access products for enterprise telephone systems by using the technology derived from this initial business. These efforts led to the development of our EXTender product line. During the period from 1993 through 1995, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, and developing our initial OEM relationships. We shipped our first remote voice access product, the EXTender 1000, in 1995. From 1995 until 2000, we focused our research and development efforts on developing additional single user remote voice access products and their product enhancements as well as our initial multi-user products for use in branch offices. In addition, we established a product validation laboratory, built international indirect sales channels, developed additional technology relationships, and established our sales, marketing and customer support organizations. Over the last year, we have expanded our product line to include application specific gateways that support mobile and teleworking environments and a broader range of devices, expanded the range of networks supported with an emphasis on wireless networks, are adding a higher end branch product, created technologies to enable a more “open” enterprise and have expanded the range of protocols supported across our products including our embedded gateway product line.

      Through the fiscal year ended April 30, 1999, our revenues consisted primarily of product sales of our single-user remote voice access products and, to a lesser degree, our recording interface gateways products. In April 1999, we released our first multi-user remote voice access products, the EXTender 6000 for branch offices and the PBXgateway, and subsequently expanded the range of networks support. For the foreseeable future, we anticipate that most of our revenues will be attributable to sales of our access and gateway products, with sales of recording interface gateways continuing to represent a consistently lower percentage of our revenues. Among our access and gateway products, we believe that the multi-user products and next generation single-user gateways and clients will represent a substantial and increasing percentage of our revenues, while the sales of our traditional single-user products may decline as a percentage of our revenues. In fiscal year 2002, our traditional single-user products comprised approximately 20% of revenues, our multi-user products approximately 23% of revenues, our PBXgateways contributed approximately 22% and our recording interfaces and other miscellaneous products contributed the remainder. To date we have generated minimal service and maintenance revenues. We do not expect maintenance or service revenues to be a significant portion of our revenues. Periodically, we have received non-recurring engineering fees, although such fees have not been material to date.

      For the fiscal years ended April 30, 2000, 2001 and 2002, Avaya (formerly Lucent Technologies) accounted for approximately 45.6%, 22.8%, and 2.9%, respectively of our revenues. No customer accounted for greater than 10% of our fiscal year 2002 revenues. For fiscal year 2002, our distributor partners collectively contributed approximately 41% of revenues, OEM partners contributed approximately 29%, VARs approximately 18%, and teleco partners approximately 12%.

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

      Research and development expenses consist primarily of salaries and related personnel costs and contract engineering, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. As of April 30, 2002, research and development costs have been expensed as incurred. We will continue to enhance existing products and fund new product development initiatives targeted at growth segments of the enterprise voice arena. We expect to hold research and development expenses proportional to revenue growth in future periods. We expect to do likewise for our expenditures on our product validation laboratories that test the interoperability of our products with enterprise voice systems and other products. This competency continues to be critical to our business as we develop additional products that function over circuit, packet and wireless networks in conjunction with third-party voice and data equipment.

      Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. We primarily sell our products through an indirect distribution system that includes: OEMs and private label partners, teleco resellers including service providers, systems integrators, distributors, and VARs. Our sales force and marketing efforts are primarily directed at supporting our indirect distribution channels through sales support, sales tools, marketing promotions and developing brand awareness. Our sales and marketing campaigns are designed to strengthen relationships with existing partners and selectively expand to new distribution channels by enabling them to stimulate sales of our product. As revenues increase, we expect sales and marketing headcount and associated expenses to increase accordingly.

      General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. We expect that general and administrative expenses will remain relatively constant during fiscal year 2003.

      Stock based compensation expenses resulted from the granting of restricted stock and stock options to employees and directors with exercise prices per share determined to be below the deemed fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense over the vesting period of the individual award or options, generally four years. At April 30, 2002, deferred compensation to be amortized in future periods amounted to $0.2 million.

      In June 2000, we acquired all of the outstanding stock of Digital Techniques Incorporated Holding (“DTIH”) and its subsidiary Digital Techniques, Inc. (“DTI”) and certain other assets for $12.7 million in cash and stock valued at $10.9 million. The acquisition provided us with technologies to expand our product line, development rights to additional protocols and an expanded customer base. In conjunction with the acquisition, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles, net of impairment charges, will be amortized over a period of 5 years and will impact our operating results through fiscal year 2005.

      Other (income) expense, net consists of interest expense related to our subordinated debt, credit financing fees, interest income and foreign exchange gains or losses related to the effects of the Canadian/ U.S. exchange rate on intercompany transactions.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, warranty obligations, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates materially affect the preparation of our consolidated financial statements:

      Revenue Recognition. Our policy is to recognize revenue upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Certain distribution partners have rights to return a contractual percentage of sales. For sales to these partners, we defer revenue subject to return until such rights have expired. A significant number of our contractual arrangements contain price protection provisions whereby we are obligated to provide refunds or credits for any decrease in unit prices of product in their inventory. Judgments are required in evaluating the credit worthiness of our customers. Credit is not extended to customers and revenue is not recognized until we have determined that the risk of uncollectibility is minimal.

      Allowance for Doubtful Accounts. Our policy is to maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer when determining or modifying their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account balance becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance to reduce the related receivable to the amount we expect to recover given all information presently available.

      We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of April 30, 2002, our accounts receivable balance of $3.8 million is reported net of allowances for doubtful accounts of $500,000. We believe our reported allowances at April 30, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

      Inventory Reserves. As a designer and manufacturer of high technology communication equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life projections, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2002, our inventory of $1.9 million is stated net of inventory reserves of $1.3 million. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

      Product Warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at April 30, 2002, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

      Income Taxes. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon our estimate of future taxable income covering a relatively short time horizon given the volatility in the markets we serve and our historic operating results. External market data is considered in this evaluation. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. As of April 30, 2002, the deferred tax assets have been reduced by valuation allowances equal to the value of the assets. If the Company is to realize the deferred tax assets in an amount in excess of their reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

      Contingencies. We are subject to proceedings, lawsuits and other claims. We assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we can reasonably estimate these costs.

      Impaired Assets. We review the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset is less than the carrying value of the asset, and for assets to be disposed of, is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset. The fair value of the assets is generally based on discounted estimated cash flows using an annual discount rate of 18%. The estimates reflect our assumptions about selling prices, production and sales volume levels, costs, and market conditions over the estimated remaining operating period, which can range from three months to over fifteen years. If our assumptions related to assets to be held and used are inaccurate, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related assets is adjusted, resulting in an increase or decrease to earnings.

      Restructuring. We record restructuring charges incurred in connection with consolidation or relocation of our operations, or shutdowns of specific sites. These restructuring charges, which reflect our commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with severance, site closure, legal matters, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

      Nonrecurring Items. It is our policy to identify as a “nonrecurring item” a material charge or gain that is not associated with on-going operations or that is caused by unique events not reflective of our normal business activities in the period if such items individually or in the aggregate have a material impact on a specific line item in the consolidated statements of operations or have a material impact on results overall. We believe that separately reporting such charges or gains enhances transparency and comparability of results by removing distortion that would otherwise occur. Examples of such items that have been separately identified in the past under this policy include material charges or gains resulting from asset impairments and restructuring of operations, including employee terminations; litigation not related to on-going operations; and acquisition charges including those related to acquired in-process research and development. Nonrecurring items are appropriately identified in the consolidated statements of operations.

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of revenues.

	Years Ended April 30,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	37.7	40.0	55.2

Gross profit	62.3	60.0	44.8
Operating expenses:
Research and development	19.4	24.2	43.2
Sales and marketing	31.2	36.1	57.0
General and administrative	9.9	12.2	27.2
Amortization of stock based compensation	18.5	7.6	(1.8)
Amortization of goodwill and other intangibles	—	12.0	13.2
Write-off of in-process research and development	—	9.7	—
Impairment of goodwill and other intangibles	—	—	85.3
Restructuring	—	1.5	26.1
Provision for legal settlement and fees	—	—	8.4

Total operating expenses	79.0	103.3	258.6

Loss from operations	(16.7)	(43.3)	(213.8)
Other income (expense), net	3.0	9.5	7.8

	Years Ended April 30,

	2000	2001	2002

Loss before income tax (provision) benefit and dividends on redeemable preferred stock of subsidiary	(13.7)	(33.8)	(206.0)
Income tax (provision) benefit	(0.4)	2.9	(0.3)

Net loss before dividends on subsidiary redeemable preferred stock	(14.1)%	(30.9)%	(206.3)%

     Fiscal years ended April 30, 2001 and 2002

      Revenues. Revenues decreased from $38.2 million for the fiscal year ended April 30, 2001 to $16.5 million for the fiscal year ended April 30, 2002, a decrease of $21.7 million or 56.8%. This decrease was, in part, due to a reduction in revenues from Avaya (formerly Lucent Technologies) from $9.2 million in 2001 to $500 thousand in 2002. We believe the reduction in Avaya revenues is directly related to a slow down in their overall business and their introduction of competitive products. In addition, revenues from Anixter CA decreased from $2.4 million in 2001 to $900 thousand in 2002. We believe that reduction in revenues from Anixter CA, as well as the reduction in revenues from our OEM and distributor partners was due to a slowdown in the economy which caused a reduction in capital expenditures and consequently a decrease in their demand for our products. We will continue to work with our distribution channels to increase revenues. However, our revenues and gross profit could be further decreased if we need to reduce our prices to remain competitive.

      Cost of goods sold. Our cost of goods sold decreased from $15.3 million for the fiscal year ended April 30, 2001 to $9.1 million for the fiscal year ended April 30, 2002, a decrease of $6.2 million or 40.5%. This decrease was primarily related to the decrease in volume of units shipped. Gross profit decreased from 60% for the fiscal year ended April 30, 2001 to 44.8% for the fiscal year ended April 30, 2002. The decrease in gross profit was primarily attributable to the smaller revenue base over which we spread our fixed manufacturing costs and increases in inventory reserves due in large to our decision to close our operation in Texas. With the closing of our operation in Texas and our shift to a 100% subcontracting model, we expect to reduce our cost of goods sold. However, we expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased market pressures.

      Research and development. Research and development expenses decreased from $9.2 million for the fiscal year ended April 30, 2001 to $7.1 million for the fiscal year ended April 30, 2002, a decrease of $2.1 million or 22.8%. This decrease was due primarily to decreases in staffing, principally from the DTI development team in Texas along with reductions to the staff in both our Needham and Calgary facilities. For the years ended April 30, 2001 and 2002, research and development expenses increased as a percentage of revenues from 24.2% to 43.2% primarily as a result of the reduction in revenues compared to the prior year.

      Sales and marketing. Sales and marketing expenses decreased from $13.8 million for the fiscal year ended April 30, 2001 to $9.4 million for the fiscal year ended April 30, 2002, a decrease of $4.4 million or 31.9%. This decrease was primarily due to decreases in staffing of both sales and marketing personnel to be more aligned with our decrease in revenues. For the fiscal year ended April 30, 2002, sales and marketing expenses increased as a percentage of revenues from 36.1% to 57.0% primarily as a result of the reduction in revenues compared to the prior year.

      General and administrative. General and administrative expenses decreased from $4.6 million for the fiscal year ended April 30, 2001 to $4.5 million for the fiscal year ended April 30, 2002, a decrease of $168,000 or 3.6%. For the years ended April 30, 2001 and 2002, general and administrative expenses increased as a percentage of revenues from 12.2% to 27.2% primarily as a result of the reduction in revenues compared to the prior year.

      Amortization of stock based compensation. In connection with the grant of certain restricted stock awards and stock options to employees in the fiscal year ended April 30, 2000, we recorded deferred compensation expense of $8.5 million. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We expensed $2.9 million of deferred stock-based compensation in the year ended April 30, 2001. In the fourth quarter of the year ended April 30, 2002, we recorded an adjustment to reverse approximately $1.5 million of stock-based compensation previously recorded relating to terminated employees, which resulted in a net benefit for the year of approximately $300 thousand.

      Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles were being amortized over a period of 5 years. During the years ended April 30, 2001 and 2002, we recorded $4.6 million and $2.2 million, respectively of amortization expense related to goodwill and intangibles. The decrease in amortization expense from the year ended April 30, 2001 to the year ended April 30, 2002 was due to the write-off of goodwill and certain identifiable intangibles during the year ended April 30, 2002. As a result of these charges, amortization expense has been reduced from approximately $1.2 million per quarter to approximately $318,000 per quarter through fiscal 2005.

      Impairment of goodwill and other intangibles. During the year ended April 30, 2002, the Company evaluated the recoverability of our long-lived assets, including intangibles related to the DTIH acquisition. We determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, we recorded a special charge of $14.1 million. These special charges relate to our $12.4 million write-off of goodwill and a $1.7 million write-down of the carrying value of certain identifiable intangibles to their estimated fair value of $4.9 million at July 31, 2001.

      Restructuring. In July 2001, we consolidated our Texas operations and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of 35 employees or approximately 15% of the workforce then employed. In conjunction with this action we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services. At April 30, 2002, approximately $380,000 had been paid and approximately $70,000 was reversed. The restructuring was completed in 2002 and we do not anticipate any impact on future results.

      In November, 2001, we undertook further restructuring actions due to the continued downturn in the economic environment and to accelerate our return to profitability. These actions included the closure of the Texas operations and personnel reductions of our Needham and Calgary staffs, leading to an overall reduction of 75 employees or approximately 45% of the workforce then employed in all functional areas. In connection with this employee reduction, we recorded a charge of approximately $1.0 million during the three months ended January 31, 2002 for the costs of severance, related benefits and outplacement services. At April 30, 2002, approximately $675,000 of the employee termination costs had been paid, approximately $120,000 had been reversed and the balance is expected to be paid out by December 2002. In addition, we recorded a provision of approximately $350,000 related to the estimated remaining lease obligations for our Texas operations which will be paid out by August 2004 and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities which were abandoned. At April 30, 2002 approximately $54,000 had been paid and $100,000 was reversed.

      In April 2002, we undertook further restructuring actions, again due principally to the continued economic downturn and to accelerate our return to profitability. These actions included a reduction of 17 employees or approximately 15% of the workforce then employed. We recorded a charge of approximately $275,000 for the costs of severance, related benefits and outplacement services. The employee termination costs will be paid out through October 2002. In addition, we entered into a sublease agreement for approximately 32,000 square feet of our facility in Needham MA, through the remainder of the lease term of March 2007. In connection with this, we recorded a provision of approximately $1.54 million related to the difference between the lease payments and sublease income which will be paid out over the remainder of the lease term of March 2007, and the write-off of certain fixed assets of approximately $860,000.

      We estimate that these restructuring actions will result in a savings of approximately $6.1 million in salaries and wages and $1.2 million in facility related expenses on an annual basis, although due to the current economic environment, we anticipate that these savings may be offset by a reduction in revenue.

      Provision for legal settlement and fees. We recorded a provision of approximately $1.4 million related to a judgment against the Company in favor of a former employee. The provision includes the amount of the judgment, including interest, and associated legal fees incurred by us.

      Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/ U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $3.6 million for the year ended April 30, 2001 to $1.3 million for the year ended April 30, 2002, a decrease of $2.3 million. This decrease was primarily due to a decrease in interest income which decreased from $3.7 for the year ended April 30, 2001 to $1.4 million for the year ended April 30, 2002. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates.

      Income Tax Provision. We recorded a provision of $60,000 for the year ended April 30, 2002 compared to an income tax benefit of $1.1 million for the year ended April 30, 2001. The provision recorded for the year ended April 30, 2002 represents a pro-rata portion of our minimum tax obligations for fiscal 2002. The benefit recorded for the year ended April 2001 resulted from a reduction of the deferred tax valuation allowance which resulted from the deferred tax liability recognized as part of the DTI acquisition.

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

      Research and development. Research and development expenses increased from $4.9 million for the fiscal year ended April 30, 2000 to $9.2 million for the fiscal year ended April 30, 2001, an increase of $4.3 million or 89.3%. This increase was due primarily to increases in staffing, the addition of DTI’s development team, the manufacturing of prototype units for our 24-port gateway and cost reduced EXTender 4000 products, and, to a lesser extent, related overhead costs. For the year ended April 30, 2000 and 2001, research and development expenses increased as a percentage of revenues from 19.4% to 24.2% as a result of increased spending and lower than expected revenues in the second half of the year.

      Sales and marketing. Sales and marketing expenses increased from $7.8 million for the fiscal year April 30, 2000 to $13.8 million for the fiscal year ended April 30, 2001, an increase of $6.0 million or 76.8%. This increase was primarily due to increases in staffing of both sales and marketing personnel, the addition of DTI’s sales force, the write-off of $500,000 of accounts receivable due to the bankruptcy of a reseller, and, to a lesser extent, increased marketing activities in support of more diversified distribution. For the year ended

April 30, 2000 and 2001, sales and marketing expenses increased as a percentage of revenues from 31.2% to 36.1% as a result of increased spending and lower than expected revenues in the second half of the year.

      General and administrative. General and administrative expenses increased from $2.5 million for the fiscal year ended April 30, 2000 to $4.6 million for the fiscal year ended April 30, 2001, an increase of $2.1 million or 87.7%. This increase was primarily due to increases in staffing in our accounting and human resources groups to support our growth and reporting requirements as a public company, the addition of DTI staff, fees associated with the recruiting and hiring of our new Chief Executive Officer, and, to a lesser extent, professional service costs. For the year ended April 30, 2000 and 2001, general and administrative expenses increased as a percentage of revenues from 9.9% to 12.2% as a result of increased spending and lower than expected revenues in the second half of the year.

      Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant or cancellation. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $4.6 million and $2.9 million of stock-based compensation expense in the fiscal years ended April 30, 2000 and 2001, respectively.

      Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. During the year ended April 30, 2001, we recorded $4.6 million of amortization expense related to goodwill and intangibles.

      Write-off of in-process research and development. During fiscal 2001 we allocated $694,000 of the $23.6 million purchase price for the DTIH acquistion and 100% of the Entrata acquisition price to in-process research and development. We did not incur any such charges in fiscal 2000. In-process research and development represents ongoing acquired research and development projects which have yet to reach technological feasibility and would have no probable alternative future use. We used independent professional valuation consultants to assess and allocate values for the DTIH acquisition. With regard to Entrata, it was estimated that the non-exclusive license we purchased was less than 50% complete and would require approximately $2.0 million of additional funding to integrate with our technology. No assurance can be given, however, that the underlying assumptions used in the valuation of these projects will be realized. Additionally, the development of our technology has inherent risks in the design of its hardware and software components, the manufacture of the product, and the development of a marketplace to sell the product. If we experience problems or delays in designing or manufacturing the product or should the market not develop for our products it could affect or prevent us from achieving commercial success. After evaluation of technology and market opportunities, the Company decided not to develop products relating to the Entrata technology.

      Restructuring. During March 2001 we reorganized various operating functions of our business, re-focused our business on our core competencies and matched staffing needs to our strategic initiatives. The reorganization and refocusing resulted in a reduction of 25 employees or approximately 10% of the workforce then employed. In conjunction with this action we recorded a charge of approximately $597,000 for the costs of severance, related benefits and outplacement services. The restructuring was completed and excess reserves of $65,000 were reversed in 2002.

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

      Income Tax Provision (Benefit). The Company recorded a income tax benefit of $1.1 million for the fiscal year ended April 30, 2001 compared to a provision of $100,000 for the fiscal year ended April 30, 2000. The benefit primarily resulted from a reduction of the deferred tax asset valuation allowance, which resulted from the deferred tax liabilities recognized as part of the DTIH acquisition.

Liquidity and Capital Resources

      As of April 30, 2002, our principal sources of liquidity consisted of cash and equivalents of $4.6 million and short-term investments of $39.8 million. This represents a decrease in cash and equivalents and short-term investments of $10.4 million compared to April 30, 2001. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

      Net cash used in operating activities was $10.2 million in the fiscal year ended April 30, 2002, compared with net cash used in operating activities of $4.1 million in the fiscal year ended April 30, 2001 and net cash provided by operating activities of $1.3 million in the fiscal year ended April 30, 2000. Cash used in operating activities in the fiscal year ended April 30, 2002 was primarily attributable to the decrease in revenues in the period.

      Net cash provided by investing activities was $10.3 million in the fiscal year ended April 30, 2002, compared with net cash used in investing activities of $46.6 million in the fiscal year ended April 30, 2001 and $21.9 million in the fiscal year ended April 30, 2000. Net cash provided by investing activities in the fiscal year ended April 30, 2002 was used primarily to fund operating expenses.

      Net cash provided by financing activities was $333,000 in the fiscal year ended April 30, 2002, compared with net cash used in financing activities of $792,000 in the fiscal year ended April 30, 2001 and net cash provided by financing activities of $73.3 million for the fiscal year ended April 30, 2000. Net cash provided by financing activities for the fiscal year ended April 30, 2002 was primarily attributable to the sale of common stock under our employee stock purchase plan and the exercise of stock options.

      We expect to devote our capital resources to continue our research and development efforts to prudently enhance our existing products and fund new product development initiatives targeted at the growing telephony applications in business markets, to hire and expand our sales, support, marketing and product management organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”. SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests (“pooling”) method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company’s financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will have no material impact on the Company’s financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what effect, if any, SFAS No. 144 may have on its financial position, results of operations, or cash flows.

Disclosures About Market Risk

      Interest Rate Risk. The Company’s cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $440,000.

      Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2002, this revenue accounted for 12% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at April 30, 2002, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $287,000. To date foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

      At April 30, 2002 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

Factors Affecting Future Operating Results and Stock Price

We are Exposed to General Economic and Worldwide Political Conditions

      As a result of unfavorable economic conditions, the effects of war and acts of terrorism, reduced capital spending by our enterprise end users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales declined significantly in the second half of our fiscal year ended April 30, 2001 and first half of our fiscal year ended April 30, 2002. This economic downtown has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will be seriously harmed if current economic conditions do not improve. Specifically, as the rate at which the Company’s customers order its products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet. Additionally, the slow down may impact our customers’ ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings or take products back in return.

We May be Materially and Adversely Affected by Continued Reductions in Spending on Telecommunications Infrastructure by Our Customers.

      A continued slowdown in capital spending by enterprises may affect our revenues more than we currently expect. Moreover, the significant slowdown in IT capital spending has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many end user customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and are expected to continue to be materially and adversely affected by the continued reductions in capital spending on telecommunications infrastructure by existing and potential customers.

We Derive Almost All of Our Revenues from a Small Number of Customers and Our Revenues May Decline Significantly if Any Major Customer Cancels or Delays a Purchase of Our Products

      We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end users. Our failure to generate as much revenue as expected from these customers or the failure of these customers to purchase our products would seriously harm our business.

      None of our customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our customers and, in particular:

•	market strategies of these customers

•	the product requirements of these customers

•	the financial and operational success of these customers

•	the success of the underlying products and services that our products support.

      The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition and results of operations.

Our Inability to Develop and Maintain Relationships with Key PBX and KTS System Vendors Would Harm Our Ability to Sustain and Grow Our Business

      Our success depends to a significant degree upon our relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Infrontia (formerly known as Nitsuko), Nortel, NEC, Panasonic and Toshiba, among others and their associated channel distribution partners. The systems sold by these vendors account for approximately 85% confirm of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal year ended April 30, 2002 were attributable to products which interoperate with enterprise voice systems offered by these vendors. Given that our products interface with a broad range of switches, if we have difficulty in implementing these interfaces on new products, it could delay growing new revenues. Furthermore, we may not have access in the future to the switch-specific protocols for the major telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

      In addition, we currently have varying distribution, marketing and development arrangements with the vendors noted above. There is no assurance that we will continue to enjoy the support and cooperation that we have historically experienced from these parties or their associated distribution channels. Also, there is no certainty that these parties will continue to offer MCK’s products in their sales portfolio. It is possible that these vendors may seek to offer broader product lines and solutions that are competitive with our products. In addition, they may change their distribution models which could negatively impact our revenues. Furthermore, the Company must correctly anticipate the price, performance and functionality requirements of the PBX and KTS partners and the Company must successfully develop products that meet OEM requirements and make these products available on a timely basis and in sufficient quantities in order to sustain and grow our business.

If We Fail to Develop and Expand Our Indirect Distribution Channels, Our Business Could Suffer

      Our product distribution strategy focuses primarily on strengthening our relationships with our distribution partners and developing and maintaining our relationships with PBX and KTS system vendors, value added resellers, distributors, and telecom resellers and nextgen service providers. If we fail to develop and cultivate relationships with significant indirect distribution channels, or if these distribution channels are not successful in their sales efforts, our product sales may decrease and our operating results may suffer. Many of our indirect distribution channels also sell products that compete with our products, and none of our strategic or reseller arrangements are exclusive. In addition, our operating results will likely fluctuate significantly depending on the timing and amount of orders from our distribution partners. Our indirect distribution channels may not market our products effectively or may cease to devote the resources necessary to provide us with effective sales, marketing and technical support.

      If there is consolidation in any of the Company’s target markets or if a small number of vendors dominate any of these markets, then the Company’s success will depend on its ability to establish and maintain relationships with the market leaders. If the Company does not anticipate trends in any of its markets or fails to meet the requirements of PBX and KTS vendors, or if the Company does not successfully establish and maintain relationships with them, then its business, financial condition and results of operations could be seriously harmed.

Because We Sell Through Indirect Distribution Channels, Our Visibility Into End User Demand Is Limited

      Our product distribution strategy is focused primarily on selling to indirect distribution channels rather than selling directly to end users. We do not typically have the primary relationship with the end users who ultimately purchase our products from our distribution partners. We interface with our channel partners and rely on them for information. The information we receive from our channel partners related to future demand for our products is limited. While some provide us with forecasts, pipelines and other key end user account information, it is often not timely, can be incomplete and cannot always be relied upon for its accuracy. As a result, it is difficult for us to clearly understand our sales pipeline and therefore our results may vary significantly from our internal targets. Furthermore, if our partners change their purchasing criteria, buying habits and/or inventory policies it will have a significant impact on the Company’s business results.

Unless We Are Able to Keep Pace with the Rapidly Changing Product Requirements of Our Customers, We Will Not Be Able to Sustain or Grow Our Business

      The business communications market is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, intense competition and economic uncertainty. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands in growing segments. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. Our business is differentiated by supporting a broad range of switch, device and network types. As new ones emerge, our growth is dependent on supporting the new and previously existing switch, device and network types. These rapid technological advances make it difficult for our product validation and test center to verify all possible environments and this may have a negative impact on our customer support, product enhancements and new product development. This may cause us to be unable to sustain or grow our business.

If Our Products Are Not Accepted by the Market, Our Revenues Will Decrease

      Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

•	continued market acceptance of traditional PBX and KTS technology

•	delayed market acceptance of Nextgen switches and applications

•	the performance, price and total cost of ownership of our products

•	the availability, functionality and price of competing products and technologies

•	the efforts and success of our indirect distribution channels.

      Many of these factors are beyond our control. We may experience failure or delays in market acceptance of our products. Failure of our existing or future products to maintain and achieve meaningful levels of market acceptance would reduce the amount of revenue we receive from the sale of our products.

Because Substantially All of Our Revenues are Derived from Sales of a Small Number of Products, Our Future Operating Results will be Dependent on Sales of These Products

      We currently derive the majority of our revenues from our product family of distributed voice equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, we expect our single-user products, multi-user products, and our recently announced family of gateway products will account for a substantial portion of our revenues in the foreseeable future. Factors that could affect sales of our products include:

•	the demand for distributed voice solutions

•	the successful development, introduction and market acceptance of new and enhanced products that address customer requirements

•	product introductions or announcements by our competitors

•	solution or price competition in our industry

•	technological change and customer acceptance

•	distribution changes, their business operation changes or they experience changes in their customer relationships.

Intense Competition in the Market for Enterprise Voice Solutions Could Prevent Us from Increasing or Sustaining Revenue and Prevent Us from Achieving or Sustaining Profitability

      The market for enterprise voice solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships. For instance, Nortel Networks, Avaya and more recently, Intel have released products which compete directly with our products. KTS vendors have announced network implementations. Non-traditional vendors are offering IP or wireless based systems which are displacing legacy environments. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support and may result in charges, write-offs, etc. as we transition our product line and offer products to address the needs of hybrid, converged and next generation equipment manufacturers. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition.

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

The Company’s Ability to Further Reduce Costs is Limited by its Ongoing Need to Invest in Research and Development

      The Company’s industry is characterized by the need for continued investment in research and development. If the Company failed to invest sufficiently in research and development, the Company’s products could become less attractive to potential customers, and its business and financial condition could be materially adversely affected. As a result of the Company’s need to maintain or increase its spending levels in this area and the difficulty in reducing costs associated with research and development, the Company’s operating results could be materially harmed if its net sales fall below expectations. In addition, as a result of the need for research and development and technological innovation, the Company’s operating costs may increase in the future.

Future Consolidation in the Communications Equipment Industry May Increase Competition that Could Harm Our Business

      The markets in which we compete are characterized by increasing consolidation both within the communications sector and by companies combining or acquiring communications assets. This consolidation creates uncertainty as to the nature of our future competition. For instance, a relatively small competitor that is acquired by a large telecommunications company would likely have access to greater resources than us and would accordingly be a greater competitive threat. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry could require that we reduce the prices of our products and may result in our loss of market share, which would materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on strategic relationships with third parties in our industry, such as PBX and KTS vendors, and large distributors, any consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

Our Dependence on Independent Manufacturers and Suppliers Could Result in Product Delivery Delays

      We currently use two independent manufacturers, Mack Technologies, and OEM Worldwide to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips may be strong and lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

If Anything Unexpected Were to Happen to Damage the Equipment in Our Validation Laboratory Our Ability to Develop and Test Our Products Would Be Restricted

      We currently have a state of the art validation laboratory and test center in our Calgary facility in which we conduct product testing and system interoperability testing. If the equipment in the validation laboratory were damaged due to a natural disaster or other events it would take time to recreate our unique laboratory environment and this would have a negative impact on our customer support, product enhancements and new product development.

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

Fluctuations in Our Quarterly Results Could Cause the Market Price of Our Common Stock to Fall

      The Company’s period-to-period revenue and operating results have varied in the past and management expects they will continue to vary in the future, and any such fluctuations may cause the Company’s stock price to fluctuate. Accordingly, investors should not rely on the results of any past quarterly or annual periods as an indication of MCK’s future performance. In future periods, the Company’s operating results may fail to meet or surpass the expectations of public market analysts or investors, which could cause the price of MCK’s common stock to decline, perhaps significantly. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

•	the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers

•	our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions

•	new product introductions and announcements, and rate of adoption

•	reductions in the prices of products offered by our competitors, competition from new technologies

•	our ability to sustain our technology relationships, particularly with the major PBX and KTS system manufacturers, distributor partners and telecom resellers

•	availability and changes in the prices of components provided by third parties

•	our ability to attain and maintain production volume levels for our products

•	excess or obsolete inventory and variations in inventory valuation

•	unpredictability of life cycles of MCK’s customers

•	our ability to sustain product and customer support quality

•	changes in our distribution partners, their operating models, and/or customer relationships

•	the mix of products sold and the mix of distribution channels through which they are sold

•	fluctuations in demand for our products

•	costs relating to possible acquisitions and integration of technologies or businesses

•	telecommunications market conditions and economic conditions generally

•	our ability to hire, train, integrate and retain new personnel

•	changes in the level of our operating expenses.

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

Our Stock Price Has Been, and May Continue to be, Volatile and Investors May Not Be Able to Resell Shares at or Above Their Purchase Price

      The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to factors such as:

•	changes in general market conditions

•	actual or anticipated variations in quarterly operating results

•	announcements of technological innovations

•	general technology or economic trends

•	revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter

•	changes in financial estimates by securities analysts

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors

•	additions or departures of key personnel

•	the demand for our common stock

•	the number of market makers for our common stock

•	sales of a large number of shares of our common stock in the public market or the perception that such sales could occur

•	other events or factors, many of which are beyond our control.

      In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would reduce the amount of resources and management time focused on growing our business and improving operating results.

Sales to Customers Based Outside the United States have Historically Accounted for a Significant Portion of Our Revenues, Which Exposes Us to Risks Inherent in International Operations

      International sales represented 20% of our revenues for the fiscal year ended April 30, 2002, and 18.4% of our revenues for the fiscal year ended April 30, 2001. While we expect sales to international markets to increase as a percentage of revenues in the future, international sales are subject to a number of risks, including:

•	changes in foreign government regulations laws, and communications standards

•	export license requirements

•	currency fluctuations, tariffs and taxes

•	other trade barriers

•	difficulty in collecting accounts receivable; longer accounts receivable collection cycles

•	difficulty in managing across disparate geographic areas

•	difficulties in hiring qualified local personnel

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems

•	expenses associated with localizing products for foreign markets

•	political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict.

      If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. The foreign markets for our products may develop more slowly than currently anticipated. Also, the Company’s ability to expand the sale of its products internationally is limited by the necessity of obtaining regulatory approval in new countries. We anticipate that our non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and we do not currently plan to engage in foreign currency hedging transactions. As we expand our international operations, however, we may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. Our future currency hedging strategies may not be successful.

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

      Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no issued patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. The Company expects that the use of its intellectual property will become more difficult to monitor if MCK increases its international presence. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. Such access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, could seriously harm our future operating results, and may not prove successful.

Claims Alleging Infringement of a Third Party’s Intellectual Property Could Result in Significant Expense to Us and Result in Our Loss of Significant Rights

      The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business, and this risk may increase as the number of entrants in our market increases and the functionality of our products is enhanced and overlaps with the products of other companies. Any claims against us or any purchaser or user of our products asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. Legal action claiming patent infringement may be commenced against us and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. In the event a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

      In addition, because much of the ability of our products to interoperate with the protocols of the various PBX vendors is based upon our prior development work and/or agreements with those vendors, it is possible that those vendors may assert that our products infringe their trade secrets or other intellectual property rights. Such claims may also be precipitated by the declining product sales being experienced by all of the major PBX vendors and the trend toward more open, interoperable solutions that do not favor switch-specific offerings. For example, the Company recently received notification from Avaya that it believed the Company was improperly utilizing certain of its intellectual property in our products that interface with Avaya’s PBX systems and that the Company may owe Avaya additional royalties with respect to the sales of such products. The Company believes that these allegations are without merit and intends to defend against them vigorously. There can, however, be no assurance regarding the outcome of this matter and it is possible that other PBX vendors will make similar allegations against the Company in the future.

If Our Products Contain Defects, We May be Subject to Significant Liability Claims from Our Customers and the End Users of Our Products and Incur Significant Unexpected Expenses and Lost Sales

      Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, certain product returns, diversion of development resources to alleviate such problems, injury to our reputation or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Moreover, because our products are designed to be deployed within business critical communications networks, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims resulting from a defect in one of our products. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements

      Although MCK maintains product liability insurance covering damages arising from the implementation and use of our products, the terms of our insurance limit the amount and types of damages that are covered and the Company does not guarantee that coverage under insurance policies will be adequate to cover product liability claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

The Adverse Resolution of Litigation Against Us Could Negatively Impact Our Business

      We are currently a defendant in a class action lawsuit initiated on behalf of holders of MCK Communications, Inc. common shares, which seeks damages of material and indeterminate amounts, and other lawsuits in the normal course of business. We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against MCK.

We May Have Difficulty Identifying the Source of the Problem When There is a Problem in a Network Which May Adversely Affect the Market Acceptance of Our Products

      Our products must successfully integrate with products from other vendors, such as circuit switched and IP PBXs, application servers, telephony sets and private and public networks. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor’s products, may result in the delay or loss of market acceptance of our products and any necessary revisions may force us to incur significant expenses. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.

Difficulties and Financial Burdens Associated with Acquisitions Could Harm Our Business and Financial Results

      In the past we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. In the future we may consider selective opportunistic acquisitions of companies or businesses with resources and products or service offerings capable of providing us with additional strengths. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include the risk that any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. In addition, an acquisition might adversely effect the business relationships with the Company’s existing suppliers and customers and/or those of the acquired company. Acquired company assets might become impaired as a result of technical advancements or worse-than-expected performance by the acquired company. The merged company may enter markets in which MCK has no, or limited prior experience. If the recently completed acquisition or any future acquisition fails to meet our expectations or if we change the strategic focus of the company, we may decide to sell, close, or otherwise significantly reduce our investment in the acquired technologies which could have an adverse effect on our operating results.

      If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender or obtain financing on unfavorable terms. We might incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs. This might include write-offs related to office closures, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating premises. If we use capital stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced, as would the funds available to fund the Company’s operations or to use for other purposes.

If We Lose Key Personnel, We May Not Be Able to Successfully Operate Our Business

      Our success depends to a significant degree upon the continued contributions of our senior sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Within the last year we have experienced significant changes to the management team including the appointment of a new chief financial officer and new sales directors. The loss of the services of any key personnel, particularly senior leadership, sales management and key engineers, could seriously harm our business, financial condition and results of operations, including our success in selling our recently introduced products and planned new products.

If We Are Unable to Retain and Hire Additional Qualified Personnel as Necessary, We May Not Be Able to Successfully Achieve Our Objectives

      We may not be able to attract and retain the necessary personnel to accomplish our business objectives and we may experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to support our customers and operations. We have at times experienced, and continue to experience, difficulty in recruiting qualified personnel. Recruiting qualified personnel is an intensely competitive and time-consuming process. New sales personnel and engineering personnel will require training and take time to achieve full productivity. In addition, the design and installation of telephony solutions can be complex. Accordingly, we need highly trained customer service and support personnel. We cannot be certain that we will successfully attract and retain additional qualified personnel.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests cash in highly liquid investments, consisting of highly rated U.S. and state government securities, commercial paper and short-term money market funds. These investments are subject to minimal credit and market risk and the Company has no debt. Therefore, the Company believes the market risks associated with these financial instruments are immaterial. For additional information regarding market risk, see “Disclosures About Market Risk” on page 35.

Item 8.     Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-20 hereof.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item 10 concerning our directors and officers is incorporated by reference to the information under the heading, “Election of Directors — Information Regarding the Nominees and Executive Officers” in our 2002 Proxy Statement.

Item 11.     Executive Compensation

      The information required by this Item 11 is incorporated by reference to the information under the heading, “Compensation of Directors and Executive Officers” in our 2002 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Except for the Equity Compensation Plan Information set forth below, the information required by this Item 12 is incorporated by reference to the information under the heading, “Security Ownership of Management and Certain Beneficial Owners” in our 2002 Proxy Statement.

     Equity Compensation Plan Information

      The following table provides information as of April 30, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1999 Stock Option and Grant Plan, the 2000 Director Stock Option Plan and the 2000 Employee Stock Option Plan and a stock option grant to our chief executive officer.

	(a)	(b)	(c)

			Number of securities
			remaining available
	Number of securities	Weighted-average	for issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column(a)(1))

Equity Compensation plans approved by Shareholders	2,334,348	$5.94	2,396,790
Equity Compensation plans not approved by Shareholders(2)	500,000	$2.53	—
Total	2,834,348	$5.34	2,396,790

(1)	Includes 68,254 shares which may be awarded under the terms of our 2000 Employee Stock Purchase Plan. Our 2000 Employee Stock Purchase Plan permits all participants to elect to have deductions of up to 10% of their compensation to purchase shares of our common stock.

(2)	Excludes options to purchase 101,916 shares of our common stock with an exercise price of $.001 per share granted in connection with our acquisition of DTI Holdings Inc. and Digital Techniques Inc.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference to the information under the heading, “Certain Relationships and Related Transactions” in our 2002 Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

1.	Report of Ernst & Young LLP, independent auditors (see page F-2 hereof).

2.	Consolidated Balance Sheets as of April 30, 2001 and 2002 (see page F-3 hereof).

3.	Consolidated Statements of Operations for the years ended April 30, 2000, 2001 and 2002 (see page F-4 hereof).

4.	Consolidated Statements of Common Stockholders’ (Deficit) Equity for the years ended April 30, 2000, 2001 and 2002 (see page F-5 hereof).

5.	Consolidated Statements of Cash Flows for the years ended April 30, 2000, 2001 and 2002 (see page F-6 hereof).

6.	Notes to Consolidated Financial Statements (see pages F-7 through F-18 hereof).

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

10.2 (2)	Amended and Restated 1996 Stock Option Plan of the Registrant. (Exhibit No. 10.3 of Registration Statement on Form S-1 (File No. 333-85821)).
10.3 (3)	1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)†	Master Support Agreement between the Registrant and Vital Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (4)	Lease Agreement by and between the Registrant and Wellsford/ Whitehall Holdings, L.L.C. dated January 10, 2000.
10.5.1 (5)	First Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 25, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.5.2 (5)	Second Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 31, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.6	Incentive Bonus Plan of the Registrant
10.7 (6)	2000 Director Stock Option Plan of the Registrant.

Exhibit No.	Description

10.8 (7)	2000 Employee Stock Purchase Plan of the Registrant.
10.9 (8)	Offer letter dated January 11, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.14 of Annual Report on Form 10-K (File No. 0-22703)).
10.10 (8)	Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.15 of Annual Report on Form 10-K (File No. 0-22703)).
10.11 (8)	Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.16 of Annual Report on Form 10-K (File No. 0-22703)).
10.12	Promissory Note dated March 13, 2001, issued by Glenda Davis to the Registrant.
10.13 (2)	Form of Bonus Agreement (Exhibit No. 10.12 of Registration Statement on Form S-1 (File No. 333-85821)).
10.14	Offer letter dated May 29, 2001 between the Registrant and Thomas Nolette
10.15	Offer letter dated May 10, 2001 between the Registrant and Ann Doyle
10.16	Offer letter dated November 26, 2001 between the Registrant and Gerald J. McGovern
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

†	Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K dated June 28, 2000.

(2)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(3)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-8 dated February 4, 2000.

(4)	Incorporated by reference to Exhibit No. 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-96235), which was declared effective on April 4, 2000.

(5)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 31, 2000.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated November 14, 2000.

(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated December 4, 2000.

(8)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001, as filed with the SEC on July 2, 2001.

(b) Reports on Form 8-K.

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Needham, State of Massachusetts on the 13th day of August, 2002.

MCK COMMUNICATIONS, INC.

By: /s/ GLENDA DAVIS

Glenda Davis
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GLENDA N. DAVIS Glenda N. Davis	President, Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2002

/s/ GERALD J. MCGOVERN Gerald J. McGovern	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 13, 2002

/s/ CALVIN K. MANZ Calvin K. Manz	Director	August 13, 2002

/s/ JOHN B. LANDRY John B. Landry	Director	August 13, 2002

/s/ GREGORY M. AVIS Gregory M. Avis	Director	August 13, 2002

/s/ MICHAEL H. BALMUTH Michael H. Balmuth	Director	August 13, 2002

/s/ PAUL SEVERINO Paul Severino	Director	August 13, 2002

/s/ ELIZABETH HOULIHAN Elizabeth Houlihan	Director	August 13, 2002

/s/ ALAN LEVINE Alan Levine	Director	August 13, 2002

MCK COMMUNICATIONS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

     MCK Communications, Inc.

      We have audited the accompanying consolidated balance sheets of MCK Communications, Inc. (the Company) as of April 30, 2001 and 2002, and the related consolidated statements of operations, common stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended April 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

June 7, 2002

MCK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share related data)

	April 30,

	2001	2002

ASSETS
Current assets:
Cash and equivalents	$4,035	$4,554
Restricted securities	—	2,000
Marketable securities	50,766	37,813
Accounts receivable (net of allowances of $596 and $500 at April 30, 2001 and 2002, respectively)	5,150	3,773
Inventory	4,337	1,878
Prepaids and other current assets	1,692	595

Total current assets	65,980	50,613
Fixed assets, net	4,094	1,529
Goodwill, intangibles and other long term assets	13,754	105
Completed technology	6,569	3,978

Total assets	$90,397	$56,225

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,484	$1,435
Accrued liabilities	2,864	4,740
Accrued compensation and benefits	1,179	672
Deferred revenue	9	422

Total current liabilities	7,536	7,269
Common stockholders’ equity:
Common stock, $.001 par value; authorized shares — 40,000,000, issued and outstanding 20,115,078 shares at April 30, 2001 and 20,421,563 shares at April 30, 2002.	20	20
Additional paid-in capital	126,852	125,122
Accumulated deficit	(41,013)	(75,031)
Deferred compensation	(1,615)	(159)
Accumulated other comprehensive loss	(547)	(464)
Notes receivable from officers	(836)	(532)

Total common stockholders’ equity	82,861	48,956

Total liabilities and common stockholders’ equity	$90,397	$56,225

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share related data)

	Years Ended April 30,

	2000	2001	2002

Revenues	$25,082	$38,220	$16,487
Cost of goods sold	9,455	15,287	9,096

Gross profit	15,627	22,933	7,391
Operating expenses:
Research and development (excluding amortization of stock based compensation of $1,558, $829 and $(52) in 2000, 2001 and 2002, respectively)	4,876	9,232	7,124
Sales and marketing (excluding amortization of stock based compensation of $1,853, $1,005 and $(453) in 2000, 2001 and 2002, respectively)	7,817	13,820	9,397
General and administrative (excluding amortization of stock based compensation of $1,234, $1,068 and $202 in 2000, 2001 and 2002, respectively)	2,475	4,646	4,478
Amortization of stock based compensation	4,645	2,902	(303)
Amortization of goodwill and other intangibles	—	4,588	2,180
Write-off of in-process research and development	—	3,694	—
Impairment of goodwill and other intangibles	—	—	14,063
Restructuring	—	597	4,310
Provision for legal settlement and fees	—	—	1,387

Total operating expenses	19,813	39,479	42,636

Loss from operations	(4,186)	(16,546)	(35,245)
Other income (expense):
Interest expense	(183)	(36)	(52)
Interest income	977	3,696	1,399
Other expense, net	(36)	(43)	(60)

Total other income (expense)	758	3,617	1,287

Loss before provision for income taxes and dividends on redeemable preferred stock of subsidiary	(3,428)	(12,929)	(33,958)
Income tax (provision) benefit	(100)	1,130	(60)
Dividends on redeemable preferred stock of subsidiary	(97)	—	—

Net loss	(3,625)	(11,799)	(34,018)
Dividends on redeemable preferred stock	(1,285)	—	—

Loss applicable to common stock	$(4,910)	$(11,799)	$(34,018)

Basic and diluted net loss per common share	$(0.44)	$(0.61)	$(1.69)

Shares used in computing basic and diluted net loss per common share	11,144,565	19,213,239	20,126,113

Pro forma basic and diluted loss per common share	$(0.31)

Shares used in computing pro forma basic and diluted loss per common share	15,268,368

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands except for share related data)

							Accumulated		Total
							Other	Notes	Common
		Shares of	Common	Additional			Comprehensive	Receivable	Stockholders’
	Comprehensive	Common	Stock at	Paid-In	Accumulated	Deferred	Income	From	(Deficit)
	Loss	Stock	Par Value	Capital	Deficit	Compensation	(Loss)	Officers	Equity

Balance at April 30, 1999.		5,300,183	$5	$1,388	$(24,303)	$(806)	$(166)	$(159)	$(24,041)
Foreign currency translation adjustment	$(151)	—	—	—	—	—	(151)	—	(151)
Unrealized loss on marketable securities	(28)	—	—	—	—	—	(28)	—	(28)
Deferred compensation		—	—	8,464	—	(8,464)	—	—	—
Amortization of deferred compensation		—	—	—	—	4,646	—	—	4,646
Sale of restricted stock		397,800	—	687	—	—	—	(687)	—
Dividends on preferred stock		—	—	—	(1,286)			—	(1,286)
Sale of common stock		4,935,600	5	100,409	—	—	—	—	100,414
Stock options exercised		133,435	—	38	—	—	—	—	38
Conversion of Series B and D Preferred Stock		8,677,210	9	4,908	—	—	—	—	4,917
Cancellation of restricted stock		(86,859)	—	(91)	—	—	—	91	—
Payment on notes receivable		—	—	—	—	—	—	62	62
Net loss	(3,625)	—	—	—	(3,625)	—	—	—	(3,625)

Total comprehensive income (loss)	$(3,804)	—	—	—	—	—	—	—	—

Balance at April 30, 2000		19,357,369	19	115,803	(29,214)	(4,624)	(345)	(693)	80,946
Foreign currency translation adjustment	$(241)	—	—	—	—	—	(241)	—	(241)
Unrealized gain on marketable securities	39	—	—	—	—	—	39	—	39
Amortization of deferred compensation		—	—	—	—	2,612	—	—	2,612
Stock options exercised net of cancellations		357,801	—	69	—	74	—	—	143
Sale of restricted stock		35,307	—	41	—	323	—	(147)	217
Acquisition of DTI		364,601	1	10,939	—	—	—	—	10,940
Payment on notes receivable		—	—	—	—	—	—	4	4
Net loss	(11,799)	—	—	—	(11,799)	—	—	—	(11,799)

Total comprehensive income (loss)	$(12,001)	—	—	—	—	—	—	—	—

Balance at April 30, 2001		20,115,078	20	126,852	(41,013)	(1,615)	(547)	(836)	82,861
Foreign currency translation adjustment	$94	—	—	—	—	—	94	—	94
Unrealized loss on marketable securities	(11)	—	—	—	—	—	(11)	—	(11)
Amortization of deferred compensation		—	—	—	—	1,147	—	—	1,147
Stock options exercised net of cancellations		250,239	—	(1,791)	—	309	—	—	(1,482)
Cancellation of restricted stock		(95,347)	—	(178)	—	—	—	178	—
Sale of common stock		151,593	—	239	—	—	—	—	239
Payment on note receivable		—	—	—	—	—		126	126
Net loss	(34,018)	—	—	—	(34,018)	—	—	—	(34,018)

Total comprehensive income (loss)	$(33,935)	—	—	—	—	—	—	—	—

Balance at April 30, 2002		20,421,563	$20	$125,122	$(75,031)	$(159)	$(464)	$(532)	$48,956

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended April 30,

	2000	2001	2002

Cash flow from operating activities:
Net loss	$(3,625)	$(11,799)	$(34,018)
Depreciation	823	1,664	2,121
Amortization of goodwill and other intangibles	15	4,589	2,180
Impairment of goodwill and other intangibles	—	—	14,063
Write down of fixed assets to net realizable value	—	—	1,064
Stock based compensation	4,645	2,902	(303)
In-process research and development	—	694	—
Deferred income taxes	33	(1,502)	—
Dividends accrued on redeemable preferred stock of subsidiary	97	—	—
Change in operating assets and liabilities:
Accounts receivable	(1,668)	969	1,377
Inventory	(1,004)	(1,240)	2,459
Prepaids and other current assets	(1,084)	665	1,129
Accounts payable	3,116	(1,718)	(2,049)
Accrued liabilities	128	1,573	1,876
Accrued compensation and benefits	136	(1,052)	(507)
Deferred revenue	71	(62)	413
Other long-term assets	(335)	227	(35)

Net cash provided (used) by operating activities	1,348	(4,090)	(10,230)
Cash flows from investing activities:
Purchase of fixed assets	(1,965)	(3,100)	(645)
Purchase of marketable securities	(19,907)	(30,887)
Sales of marketable securities			10,954
Acquisition of business, net of cash acquired	—	(12,650)	—

Net cash (used) provided by investing activities	(21,872)	(46,637)	10,309
Cash flows from financing activities:
Repayment of subordinated debt	(2,500)	—	—
Redemption of preferred stock	(24,804)	—	—
Decrease in short-term borrowings	—	(866)	—
Issuance of common stock, net	100,610	4	302
Proceeds from exercise of stock options	37	70	31

Net cash provided (used) by financing activities	73,343	(792)	333
Effect of exchange rate changes on cash	(260)	(290)	107

Net increase (decrease) in cash	52,559	(51,809)	519
Cash and equivalents at beginning of period	3,285	55,844	4,035

Cash and equivalents at end of period	$55,844	$4,035	$4,554

Non-cash transactions:
Dividends on non-subsidiary preferred stock	$1,285	—	—
Sale of restricted stock, net of cancellations	597	$147	—
Dividends to Manz Development, Inc.	193	—	—
Conversion of Series B and D redeemable preferred stock to common stock	4,917	—	—
Issuance of common stock in acquisition	—	10,939	—

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended April 30, 2000, 2001 and 2002

1. Nature of Operations

      MCK Communications, Inc. (MCK or the Company) develops and markets products that enable businesses to unleash the power of their voice communications by

•	extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks;

•	bundling with service providers to unite CPE and network services to deliver new outsourced, value added services

•	bridging technology gaps between existing and nextgen applications, switches and devices to enable enterprises ease of technology migration.

This combination strengthens our commitment to enabling a more open enterprise. Sales are made to original equipment manufacturers (OEMs) and private label partners, independent local exchange carriers (ILECs), systems integrators and distributors, telecom and datacom value added resellers (VARs), and broadband service providers. The Company operates in one business segment. In the fiscal years ended 2000 and 2001, sales to one customer represented approximately 46% and 23%, respectively, of consolidated revenues. In fiscal year 2002, no customer accounted for 10% or more of revenues.

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

  (c) Inventory

      Inventory is valued at the lower of cost (first-in, first-out) or market.

  (d) Fixed Assets

      Fixed assets are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Equipment	3 years
Furniture and fixtures	3 years
Purchased software	2 years
Leasehold improvements	The lesser of seven years or term of lease

  (e) Fair Value of Financial Instruments

      The Company’s cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates fair value due to their relative short term to maturity.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (f) Revenue Recognition

      Revenues from product sales are recognized upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions, pursuant to guidance provided by Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Certain distribution partners have rights to return a contractual percentage of sales. For sales to these partners, we defer revenue subject to return until such rights have expired. A significant number of our contractual arrangements contain price protection provisions whereby we are obligated to provide refunds or credits for any decrease in unit prices of product in their inventory. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs. To date these amounts have not been significant.

      The Company recognizes service revenues including revenues under non-recurring engineering agreements as the service is provided. Maintenance revenues are deferred and recognized ratably over the contract period. Service and maintenance revenues have not been material.

  (g) Earnings per Share and Pro Forma Earnings per Share

      Statement of Financial Accounting Standard (“SFAS”) NO. 128 requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

      Pro forma earnings per share is computed using the weighted average number of common shares outstanding and assumes the conversion of the redeemable convertible preferred stock at the later of May 1, 1998 or at the date of issuance.

  (h) Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the collectibility of accounts receivable, the carrying value of inventory and the recoverability of long-lived assets. Actual results could differ from those estimates.

  (i) Translation of Foreign Currencies

      All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the rate of exchange in effect at the balance sheet date. Revenue and expense accounts are translated into U.S. dollars using the weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions, which are included in results of operations, were losses of $51,000, $34,000, and $138,000 in 2000, 2001, and 2002, respectively.

  (j) Income Taxes

      The Company provides deferred taxes to recognize temporary differences between the financial and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (k) Comprehensive Income

      Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. At April 30, 2002, the Company’s accumulated currency translation loss and accumulated unrealized loss on marketable securities was $464,000 and $400, respectively.

  (l) Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. The Company invests its cash equivalents in deposits with two financial institutions with strong credit ratings and or in marketable securities. The Company sells its products to customers in the telecommunications industry, primarily in the United States and Canada. The Company performs periodic credit evaluations of its customers financial condition and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

  (m) Marketable Securities

      The Company’s investments consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in interest income.

  (n) Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the options granted equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. In those instances where stock options were granted with exercise prices less than the fair value of the common stock at the date of grant, expense is being recognized over the vesting period. Because the stock options vest on a pro-rata basis the Company follows the guidance included in Financial Accounting Standards Board Interpretation No. 28 to determine compensation expense for the period.

  (o) Accounting for Impairment of Long-Lived Assets

      The Company reviews its long-lived assets and goodwill for impairment losses when impairment indicators are present. In the event that undiscounted cash flows are not sufficient to recover the associated asset, the Company adjusts the carrying amount to fair value determined by using a discounted cash flow methodology. Also, on an on-going basis, the Company reviews the periods of depreciation and amortization for continued appropriateness.

  (p) Research and Development Costs

      Research and development costs are charged to expense as incurred.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (q) Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”. SFAS No. 141 revises the standards of business combinations by eliminating the use of the pooling-of-interests (“pooling”) method and requiring that all business combinations be accounted for using the purchase method of accounting. SFAS No. 141 also changes the criteria to recognize intangible assets apart from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. The adoption of this statement had no impact on the Company’s financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revises the standards of accounting for goodwill and indefinite lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The accounting standards of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of this statement will have no impact on the Company’s financial position and results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined what effect, if any, SFAS No. 144 may have on its financial position or results of operations, or cash flows.

3. Inventory

      Inventory consisted of (in thousands):

	April 30,

	2001	2002

Raw materials	$2,268	$1,594
Work-in-process	419	—
Finished goods	1,650	284

	$4,337	$1,878

4. Fixed Assets

      Fixed assets consisted of (in thousands):

	April 30,

	2001	2002

Equipment	$4,410	$2,650
Purchased software	1,979	1,452
Leasehold improvements	762	140
Furniture and fixtures	742	199

	7,893	4,441
Accumulated depreciation	(3,799)	(2,912)

	$4,094	$1,529

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Credit Agreements

      During the fiscal years ended April 30, 2001 and 2002, the Company maintained a revolving credit agreement that provided for borrowings up to the lesser of $5 million or 80% of qualifying receivables. No amounts were outstanding under this agreement during the fiscal years ended April 30, 2001 and 2002. The agreement bears interest at the bank’s base rate and the debt was collateralized by substantially all assets of the Company. The Company terminated the agreement in April 2002.

      The Company paid interest and fees of approximately $197,000, $36,000 and $53,000 for the years ended April 30, 2000, 2001 and 2002, respectively.

      At April 30, 2002, restricted securities include approximately $2 million pledged to secure a letter of credit, which expires in January 2003, in favor of the landlord of the Company’s headquarters in Needham, MA.

6. Income Taxes

      Pre-tax income (loss) is summarized by country as follows (in thousands):

	April 30,

	2000	2001	2002

Canada	$1,190	$24	$(614)
United States	(4,618)	(12,953)	(33,344)

Total	$(3,428)	$(12,929)	$(33,958)

      The provision (benefit) for income taxes consisted of (in thousands):

	April 30,

	2000	2001	2002

Current:
Canada	$—	$254	$—
United States	67	118	60

	67	372	60
Deferred:
Canada	33	(33)	—
United States	—	(1,469)	—

	33	(1,502)	—

Total	$100	$(1,130)	$60

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate as follows (in thousands):

	April 30,

	2000	2001	2002

Income tax provision (benefit) at statutory rate	$(1,205)	$(4,525)	$(11,885)
Tax loss with no current benefit	68	1,524	9,269
Utilization of foreign net operating losses	(136)	—	—
Foreign tax differential	114	2	(59)
Non-deductible expenses	1,550	1,878	4,024
Tax credits	(331)	—	(512)
State taxes, net of federal benefit	15	(332)	(1,079)
Other, net	25	323	302

Total	$100	$(1,130)	$60

      The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	April 30,

	2001	2002

Deferred tax assets:
Reserves and accruals	$1,334	$2,460
Fixed assets	1,079	1,096
Tax credits	155	667
Net operating loss carryforwards	1,311	8,161

Total deferred tax assets	3,879	12,384
Deferred tax liabilities:
Intangible assets	(2,355)	(1,591)

Total deferred tax liabilities	(2,355)	(1,591)
Valuation allowance	(1,524)	(10,793)

Net deferred taxes	$—	$—

      The Company has incurred cumulative losses for the three year period ended April 30, 2002. Consequently, the Company does not have an objective and verifiable basis for concluding that it is more likely than not the Company will generate taxable income in the foreseeable future. Accordingly, the Company has provided a valuation allowance covering its net deferred tax assets. The valuation allowance for the period ended April 30, 2002 increased by approximately $9,269,000 primarily due to an increase in net operating loss carryforwards. At April 30, 2002, the Company had approximately $481,000 of Canadian investment tax credits earned as a result of government incentive programs which begin to expire in 2009. At April 30, 2002 the Company has approximately $136,000 of United States research credits which begin to expire in 2013 and net operating loss carryforwards of approximately $20,574,000 which begin to expire in 2019. The Company paid income taxes of approximately $1,000, $207,000, and $161,000 in 2000, 2001, and 2002 respectively.

7. Stock Plans

      In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which provides for the issuance of up to 1,959,081 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. Both incentive stock options and non-qualified stock options are generally granted at the fair market

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, although as disclosed herein, certain options were granted below fair market value. Options granted under the 1996 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining thirty-six months and expire five and ten years from date of grant for incentive stock options and non-qualified stock options, respectively. At April 30, 2002, 352,239 shares were available for future grant. At April 30, 2000, 2001 and 2002, there were 374,991, 334,493, and 317,525 options exercisable under the 1996 Plan, at a weighted average exercise price of $0.152, $0.42, and $0.40 per share, respectively.

      In August 1999, the Company adopted the 1999 Stock Option and Grant Plan (the “1999 Plan”). The 1999 Plan provides for the issuance of up to 3,060,000 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1999 Plan is administered by the Compensation Committee of the Board of Directors. Options granted under the 1999 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining twelve quarters and expire ten years from the date of grant. At April 30, 2002, 1,590,042 shares were available for future grant. At April 30, 2000, 2001 and 2002 there were 28,450, 445,507 and 552,948 options exercisable under the 1999 Plan at a weighted average exercise price of $6.81, $13.44 and $10.42 per share, respectively.

      On August 15, 2000 the Board of Directors of the Company adopted the 2000 Director Stock Option Plan (The “Director Plan”). The Director Plan provides for the issuance of up to 500,000 shares of common stock of the Company as non-qualified stock options. The Director Plan is administrated by a committee of the Board of Directors. Initial options granted under the Director Plan generally vest ratably over twelve quarters. Annual options granted are fully vested and are immediately exercisable at the date of grant. All options granted under the Director Plan expire upon the termination date of the participant. At April 30, 2002, 386,255 shares were available for future grant. At April 30, 2001 and 2002, there were 15,624 and 59,060 options exercisable at a weighted average exercise price of $16.50 and $11.25 per share, respectively.

      The following table summarizes option activity over the life of the 1996 Plan, the 1999 Plan and the Director Plan:

	Options	Weighted Average
	Outstanding	Exercise Price

Outstanding at April 30, 1999	971,642	$0.11
Granted	1,406,882	13.42
Exercised	(133,435)	0.28
Canceled	(120,922)	7.62

Outstanding at April 30, 2000	2,124,167	$8.57
Granted	3,127,779	10.21
Exercised	(357,801)	0.19
Canceled	(895,798)	16.76

Outstanding at April 30, 2001	3,998,347	$9.02
Granted	937,679	1.55
Exercised	(250,239)	0.11
Canceled	(2,351,439)	9.64

Outstanding at April 30, 2002	2,334,348	$5.94

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents certain information about options outstanding as of April 30, 2002:

				Weighted
				Average
		Weighted Average	Number of	Exercise Price
	Number of	Remaining Contractual	Options	of Options
Exercise Price	Options	Life (Yrs.)	Exercisable	Exercisable

$0.001 – $.098039	244,104	1.31	238,252	$0.09
$0.19068 – $1.34	320,117	8.78	41,319	0.59
$1.36 – $1.9375	302,143	7.49	88,377	1.65
$2.03 – $2.53125	676,000	8.91	163,063	2.51
$3.125 – $5.8125	308,863	8.63	135,594	5.20
$8.17 – $18.062	185,130	8.01	103,225	13.59
$20.13 – $33.975	297,991	8.01	159,703	24.01

	2,334,348		929,533	$7.048

      The weighted-average exercise price of stock options granted are as follows:

	2000	2001	2002

Exercise price less than fair value of common stock	$6.43	$—	$—
Exercise price equals fair value of common stock	$23.25	$10.22	$1.55

      The Company recorded deferred compensation charges of approximately $8,464,000 related to stock options and restricted stock granted below market exercise prices during the fiscal year ended April 30, 2000. The deferred compensation is being amortized to expense over the vesting period of the individual options, generally four years. In the fourth quarter of the fiscal year ended April 30, 2002, the Company recorded an adjustment to reverse approximately $1.5 million of stock-based compensation expense previously recorded relating to terminated employees. SFAS No. 123 requires the Company to disclose, on a pro forma basis, the effect on net income (loss) as if the Company had recorded compensation expense for its stock-based compensation plans based on the fair value of the awards. On a pro forma basis, loss applicable to common stock for 2000, 2001 and 2002 would have been approximately $5,619,000 and $15,063,000, and $37,639,000, respectively. Loss per common share would have been approximately $0.50, $0.78 and $1.87, for the years ended April 30, 2000, 2001 and 2002, respectively.

      The fair value for these options was estimated at the date of grant using the minimum value method prior to our initial public offering on October 22, 1999 and the Black-Scholes model thereafter using the following weighted-average assumptions for options granted in 2000, 2001 and 2002: risk-free interest rate of 6.5%, 5.6% and 4.5%; a weighted-average expected life of the option of between five and six years; expected volatility of 1.2 in 2000 (Black-Scholes only), 1.5 in 2001 and 1.4 in 2002; and no dividends.

      The weighted-average fair value of stock options granted are as follows:

	2000	2001	2002

Fair value of stock options where exercise price less than fair value of common stock	$9.64	$—	$—
Fair value of stock options where exercise price equals fair value of common stock	19.91	9.98	1.56

      The weighted average remaining contractual life for all stock options outstanding at April 30, 2002 was 8.14 years.

      The Company issued 100,000 shares of restricted common stock having a fair value of $2.5312 per share in March 2001, 22,950 shares of restricted common stock at $3.27 per share which was less than the fair value in September 1999, 374,850 shares of restricted common stock at $1.63 per share which was less than fair

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value in July 1999, 114,750 shares of restricted common stock having a fair value of $0.098 per share in June 1998 and 1,538,178 shares of restricted common stock having a fair value of $0.098 per share in January 1998 to certain executives and a member of the Board of Directors in exchange for promissory notes totaling $1,102,672. The promissory notes are non-interest bearing to employees insofar as the Company is required to reimburse the employees for any interest on the promissory notes that is payable to the Company. The face values of the promissory notes approximate their fair market value. Upon termination for any reason other than for cause or in the event of the merger, consolidation or sale of substantially all of the Company’s assets or voting securities, the Company must repurchase all the non-vested restricted stock of the executives at the original issue price. If an executive is terminated for cause, the Company must repurchase such executive’s vested and non-vested restricted stock

      The Company has a right of first refusal prior to any transfer of restricted stock. The restricted stock generally vests over four years and the promissory notes have a five-year maturity. The outstanding balance of the promissory notes at April 30, 2001 and 2002 is $836,360 and $532,145, respectively. The promissory note underlying the 100,000 shares issued in March 2001 does not require repayment. Accordingly, the Company has recorded a compensation charge to amortize the balance of the note over the vesting period of the stock of four years.

      At April 30, 2002, the Company had reserved 4,662,884 shares of common stock for issuance under the 1996 and 1999 Stock Option plans and the Director Plan.

8. Employee Stock Purchase Plan

      The Company has an employee stock purchase plan (the “Stock Purchase Plan”) under which eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 250,000 shares of common stock have been reserved under the Stock Purchase Plan.

      In addition, on each May 1, the aggregate number of shares of common stock reserved for issuance under the Stock Purchase Plan will be increased automatically by a number of shares equal to 0.5% of the total number of outstanding shares on the immediately preceding April 30, subject to the ability of the Compensation Committee to reduce the amount of the increase in any particular year; provided that the aggregate number of shares that may be issued over the term of the Stock Purchase Plan shall not exceed 500,000 shares.

9. Employee Savings Plans

      The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company also maintains a Registered Retirement Savings Plan for its Canadian employees, which allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made no contributions to either plan during 2000, 2001 or 2002.

10. Commitments and Contingencies

      The Company leases office space in the United States, Canada, and the United Kingdom under non-cancelable operating leases. The Company’s former Canadian facility was leased from Manz Developments, Inc., a related party. Rent expense under this arrangement was approximately $105,000, and $66,207 in 2000 and 2001, respectively. In January 2001 the Company moved its Canadian offices and no longer leases space

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from Manz Developments, Inc. Total rent expense under all operating leases for 2000, 2001 and 2002 was approximately $478,000, $1,331,000, and $1,318,000, respectively. At April 30, 2002, future minimum lease commitments were approximately $1,645,000 in 2003, $1,597,000 in 2004, $1,514,000 in 2005, $1,425,000 in 2006 and $1,238,000 in 2007. Future minimum lease payments have not been reduced by future minimum sublease rentals of $619,000, $686,000, $686,000, $686,000 and $686,000 in 2003, 2004, 2005, 2006 and 2007, respectively.

11. Earnings Per Share and Pro Forma Earnings Per Share

      The calculations of earnings per share are as follows (in thousands, except for share related amounts):

				Pro Forma
				Year Ended
				April 30,
	Years Ended April 30,			(Unaudited)

	2000	2001	2002	2000

Numerator:
Net loss	$(3,625)	$(11,799)	$(34,018)	$(3,625)
Dividends on preferred stock	(1,285)	—	—	(1,102	)(1)

Numerator for basic and diluted earnings per share — income available to common stockholders	$(4,910)	$(11,799)	$(34,018)	$(4,727)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	11,144,565	19,213,239	20,126,113	15,268,368	(2)

Basic and diluted loss per share	$(0.44)	$(0.61)	$(1.69)	$(0.31)

(1)	Excludes dividends on redeemable convertible preferred stock.

(2)	Includes common shares issued upon conversion of redeemable convertible preferred stock.

      The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Year Ended April 30,

	2000	2001	2002

Shares issuable under stock options	2,124	3,998	2,334

Shares of nonvested restricted stock	873	381	88

12. Valuation and Qualifying Accounts

      Accounts Receivable Reserves and Allowances (in thousands):

			Additions
	Balance at	Balance	Charged to	Deductions	Balance at
	Beginning of	Acquired in	Income	(Principally	End of
Period	Year	Acquisition	Statement	Write-Offs)	Year

Year ended April 30, 2000	$179	—	$81	$(106)	$154
Year ended April 30, 2001	$154	$151	$808	$(517)	$596
Year ended April 30, 2002	$596	—	$(289)	$193	$500

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Initial Public Offering and Follow on Offering

      The Company completed its Initial Public Offering of 3,400,000 shares of common stock in October 1999 raising approximately $49.5 million, net of offering and distribution costs. MCK Communications, Inc. is listed on the NASDAQ National Market under the symbol “MCKC.”

      Upon completion of the Initial Public Offering, the Company redeemed 14,985,733, 28,505, and 20,000 shares of Series A, Series C and Series E Redeemable Preferred Stock, respectively. The aggregate redemption price for the Series A, Series C and Series E preferred stock was $19,070,164, $3,147,487 and $2,586,793, respectively. In addition, 3,968,384 shares of Series B Redeemable Preferred Stock were converted into 6,102,195 shares of the Company’s common stock and 1,672,354 shares of Series D Redeemable Preferred Stock were converted into 2,575,015 shares of the Company’s common stock.

      On November 22, 1999, the underwriters of the Initial Public Offering exercised their over-allotment option and purchased an additional 255,000 shares of the Company’s common stock at the offering price of $16.00. The Company received an additional $3,794,400, net of underwriting discounts and commissions, in this transaction. Additionally, certain stockholders sold 255,000 shares of their stock in the Company. The Company did not receive any proceeds on such sales by its stockholders.

      On April 7, 2000, the Company completed a follow-on Public Offering of 2,750,000 shares of common stock, 1,250,000 of which were sold by the Company and 1,500,000 of which were sold by certain stockholders. The Company received approximately $47.1 million, net of offering and distribution costs. The Company did not receive any proceeds on the sale of shares by its stockholders.

14. Legal Proceedings

      On May 3, 2000, Joan Lockhart, a former employee, filed a complaint in Massachusetts State Court against the Company. In the complaint, the former employee asserted a claim for breach of contract against the Company based on allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and the former employee. The former employee seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of the former employee’s complaint. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of the former employee in the amount of approximately $1,160,000, including interest. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company’s 2002 financial statements for the judgment entered in the event the appeal is not successful. The Company has also expensed the legal fees incurred in this provision.

      In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the “Laddering Cases” filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been consolidated for pre-trial purposes before one judge to assist with administration. The Company believes that the claims against it are without merit and that it intends to defend the actions. No provision has been recorded for this matter.

      The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. Entrata contends that it never received the funds from MCK, and that the funds were diverted to Superwire. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata and cross-claims against Superwire for fraud and breach of contract. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims and cross-claims vigorously.

15. Segments

      Information about the Company’s revenue and long-lived assets by geographic area is as follows (in thousands):

	April 30,

	2000	2001	2002

Revenues from external customers:
United States	$21,257	$31,200	$13,179
Canada	2,892	4,027	1,931
Rest of world	933	2,993	1,377

Total	$25,082	$38,220	$16,487

	April 30,

	2001	2002

Long-lived assets:
United States	$23,742	$5,144
Canada	671	461
Rest of world	4	7

Total	$24,417	$5,612

16. Acquisition of DTI

      In June, 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. (“DTIH”), its wholly owned subsidiary Digital Techniques, Inc (together “DTI”) for $12.7 million in cash, including transaction costs, and 364,601 shares of common stock and 101,916 stock options with a fair market value of $10.9 million. The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $1.6 million of the purchase price to tangible liabilities, $16.8 million to goodwill and other intangibles, $8.0 million to completed technology, and $694,000 to in-process development. Although the Company continues to use the acquired technology, the rapidly changing and competitive environment in which the Company operates has negatively impacted operating results. Two of the Company’s protocol partners have recently introduced their own competitive products, and one has reduced their purchases of the

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s products. In addition, the Company has determined the market value of the DTI acquisition has declined significantly from the value at the date DTI was acquired. Moreover, during the year ended April 30, 2002, the Company terminated substantially all the DTI staff, which was not contemplated at the date of acquisition. As a result, the Company determined that impairment indicators were evident. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at July 31, 2001. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company wrote off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which is commensurate with the risk involved. The useful lives of the remaining identifiable intangibles were reevaluated and deemed to be appropriate. The remaining estimated fair value is being amortized over its estimated useful life through fiscal 2005. During the period ended July 31, 2000, the Company recorded a $694,000 in-process research and development charge to fully write off the value associated with projects that were yet to be completed or released from beta testing.

      The consolidated results of operations for the year ended April 30, 2001 include DTI’s results from June 14, 2000. Assuming the acquisition of DTI occurred on May 1, 2000, on a pro-forma basis, the Company would have reported revenues of $39.6 million, a net loss of $14.2 million and basic net loss per common share of $0.74 for the year ended April 30, 2001. The unaudited pro-forma financial information is presented for illustrative purposes and is not necessarily indicative of the combined results of operations in future periods or the results that actually would have been realized had MCK and DTIH been a combined company during the specified periods.

17. Entrata License Agreement

      During the year ended April 30, 2001, the Company entered into an agreement with Entrata providing MCK with a royalty free, non-exclusive, perpetual, worldwide license to use, install, and modify Entrata’s LoopBuilder 50 and 100 series integrated access device technology. This technology was to have been integrated into certain MCK products and solutions and resold or sublicensed under MCK’s name and trademarks. In consideration for the license and related training, MCK agreed to pay $3.0 million, of which $2,250,000 was advanced to Entrata under the terms of the agreement. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The Company received the source code and all deliverables in February 2001. Training was completed during the Company’s fourth quarter of fiscal 2001. The entire $3.0 million was expensed during the fourth quarter of fiscal 2001 as in-process research and development.

18. Restructuring

      During the year ended April 30, 2001, the Company reorganized various operating functions of its business, re-focusing the business on core competencies and matching staffing needs to strategic initiatives. The reorganization and refocusing resulted in a reduction of the Company’s workforce by approximately 10% or 25 employees. In conjunction with this action the Company recorded a charge of approximately $597,000 for the costs of severance, related benefits and outplacement services.

      During the year ended April 30, 2002, due to the continued downturn in the economic environment and to accelerate the Company’s return to profitability, the Company instituted a number of actions to streamline operations. These actions included closing the Company’s Texas operations and personnel reductions at the Company’s Needham and Calgary locations. In connection with these actions, the Company recorded

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate charges of approximately $1.5 million related to the costs of severance, related benefits and outplacement services. The consolidation and reorganization resulted in aggregate reductions of our workforce by approximately 126 employees, or 66% of our workforce. The employee termination costs will be paid out through December 2002. In addition, the Company recorded a provision of approximately $250,000 related to remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities and abandoned. The Texas facility lease obligations expire in August 2004. The Company recorded a charge of approximately $1.5 million in connection with a sublease of part of its space at the Needham location through the remaining lease term. In addition, the Company recorded a charge of approximately $800,000 related to fixed assets and leasehold improvements at that facility. The Needham facility lease obligation expires in February 2007.

      The following table summarizes the restructuring activity for the year ended April 30, 2002:

	Employee	Facility	Write-down of
	Termination Costs	Exit Costs	Fixed Assets

Balance April 30, 2001	$380	$—	$—
Restructuring provision	1,465	1,781	1,064
Non-cash charges	—	—	(1,044)
Paid to date	(1,370)	(44)	—

Balance April 30, 2002	$475	$1,737	$20

19. Quarterly Results of Operations (Unaudited)

	Quarter

2001	First	Second	Third	Fourth

	(in thousands except per share data)
Revenues	$10,042	$11,185	$10,411	$6,582
Gross profit	6,230	6,929	5,910	3,864
Net loss	1,286	1,319	2,888	6,306
Loss per common share	$.07	$0.07	$0.15	$0.33

	Quarter

2002	First	Second	Third	Fourth

	(in thousands except per share data)
Revenues	$3,403	$4,433	$4,051	$4,600
Gross profit	1,378	2,015	1,897	2,100
Net loss	21,028	5,000	5,170	2,820
Loss per common share	$1.06	$0.25	$0.26	$0.14

EXHIBIT INDEX

Exhibit No.	Description

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

10.2 (2)	Amended and Restated 1996 Stock Option Plan of the Registrant. (Exhibit No. 10.3 of Registration Statement on Form S-1 (File No. 333-85821)).
10.3 (3)	1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)†	Master Support Agreement between the Registrant and Vital Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (4)	Lease Agreement by and between the Registrant and Wellsford/ Whitehall Holdings, L.L.C. dated January 10, 2000.
10.5.1 (5)	First Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 25, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.5.2 (5)	Second Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 31, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.6	Incentive Bonus Plan of the Registrant.
10.7 (6)	2000 Director Stock Option Plan of the Registrant.
10.8 (7)	2000 Employee Stock Purchase Plan of the Registrant.
10.9 (8)	Offer letter dated January 11, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.14 of Annual Report on Form 10-K (File No. 0-22703)).
10.10 (8)	Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.15 of Annual Report on Form 10-K (File No. 0-22703)).
10.11 (8)	Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.16 of Annual Report on Form 10-K (File No. 0-22703)).
10.12	Promissory Note dated March 13, 2001, issued by Glenda Davis to the Registrant.
10.13 (2)	Form of Bonus Agreement (Exhibit No. 10.12 of Registration Statement on Form S-1 (File No. 333-85821)).
10.14	Offer letter dated May 29, 2001 between the Registrant and Thomas Nolette
10.15	Offer letter dated May 10, 2001 between the Registrant and Ann Doyle
10.16	Offer letter dated November 26, 2001 between the Registrant and Gerald J. McGovern
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

†	Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K dated June 28, 2000.

(2)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(3)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-8 dated February 4, 2000.

(4)	Incorporated by reference to Exhibit No. 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-96235), which was declared effective on April 4, 2000.

(5)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 31, 2000.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated November 14, 2000.

(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated December 4, 2000.

(8)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001, as filed with the SEC on July 2, 2001.