Form 10-Q
period 2002-07-31
MCK COMMUNICATIONS INC
filed 2002-09-16
CIK 1093576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED JULY 31, 2002 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM __________ TO __________.

COMMISSION FILE NUMBER: 0-22703

MCK COMMUNICATIONS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	06-1555163 (I.R.S. EMPLOYER IDENTIFICATION NO.)

117 KENDRICK STREET NEEDHAM, MASSACHUSETTS 02494
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 454-6100

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS

REQUIRED to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]               NO [   ]

As of September 6, 2002, there were 20,396,426 shares of registrant’s Common Stock outstanding.

MCK Communications, Inc.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

MCK Communications, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

		Unaudited
	April 30,	July 31,
	2002	2002

Assets
Current assets:
Cash and equivalents	$4,554	$4,263
Restricted securities	2,000	2,000
Marketable securities	37,813	37,690
Accounts receivable, net	3,773	2,899
Inventory	1,878	1,670
Prepaids and other current assets	595	557

Total current assets	50,613	49,079
Fixed assets, net	1,529	1,195
Other assets	105	105
Completed technology	3,978	3,659

Total assets	$56,225	$54,038

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,435	$866
Accrued liabilities	4,740	3,833
Accrued compensation and benefits	672	663
Deferred revenue	422	481

Total current liabilities	7,269	5,843
Common stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares issued and outstanding - 20,421,563 at April 30, 2002 and 20,385,289 at July 31, 2002	20	20
Additional paid-in capital	125,122	124,984
Accumulated deficit	(75,031)	(75,883)
Deferred compensation	(159)	(88)
Accumulated other comprehensive loss	(464)	(439)
Notes receivable from officers	(532)	(399)

Total common stockholders’ equity	48,956	48,195

Total liabilities and common stockholders’ equity	$56,225	$54,038

      The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Unaudited
	Three Months Ended
	July 31,

	2001	2002

Revenues	$3,403	$4,511
Cost of goods sold	2,025	2,212

Gross profit	1,378	2,299
Operating expenses:
Research and development (excluding amortization of stock based compensation of $121 and $16 for the three month periods ended July 31, 2001 and 2002, respectively)	2,492	892
Sales and marketing (excluding amortization of stock based compensation of $180 and $(11) for the three month periods ended July 31, 2001 and 2002, respectively)	3,185	1,389
General and administrative (excluding amortization of stock based compensation of $98 and $28 for the three month periods ended July 31, 2001 and 2002, respectively)	1,077	708
Amortization of stock based compensation	399	33
Amortization of goodwill and other intangibles	1,226	318
Impairment of goodwill and other intangibles	14,063	—
Restructuring costs	450	—

Total operating expenses	22,892	3,340

Loss from operations	(21,514)	(1,041)
Other income (expense):
Interest income	533	206
Other income (expense), net	(22)	(17)

Total other income	511	189

Loss before provision for income taxes	(21,003)	(852)
Provision for income taxes	25	—

Net loss	$(21,028)	$(852)

Basic and diluted net loss per share	$(1.06)	$(0.04)

Shares used in computing basic and diluted net loss per share	19,888	20,349

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended
	July 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(21,028)	$(852)
Depreciation	558	360
Amortization and of goodwill and other intangibles	1,225	318
Impairment of goodwill and other intangibles	14,063	—
Write down of fixed assets	—	14
Stock based compensation	399	33
Changes in operating assets and liabilities:
Accounts receivable	2,056	874
Inventory	928	208
Prepaids and other current assets	1,223	38
Other assets	(22)	—
Accounts payable	(2,682)	(569)
Accrued liabilities	(621)	(907)
Accrued compensation and benefits	(207)	(9)
Deferred revenue	179	59

Net cash used in operating activities	(3,929)	(433)
Cash flows from investing activities:
Purchases of property and equipment	(428)	(28)
Sales of marketable securities	6,596	123

Net cash provided by investing activities	6,168	95
Cash flows from financing activities:
Issuance of common stock, net	186	32
Proceeds from exercise of stock options	5	2

Net cash provided by financing activities	191	34
Effect of exchange rate change on cash	9	13

Net increase (decrease) in cash and equivalents	2,439	(291)
Cash and equivalents, beginning of period	4,035	4,554

Cash and equivalents, end of period	$6,474	$4,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$—
Common shares issued in acquisition of DTIH	10,939	—

     The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial position at July 31, 2002 and the operating results and cash flows for the three months ended July 31, 2001, as restated, and for the three months ended July 31, 2002. The balance sheet at April 30, 2002 has been derived from audited financial statements as of that date. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information not misleading. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations reported for the three months ended July 31, 2002 are not necessarily indicative of the results to be achieved in future quarters or the year ending April 30, 2003.

b.	CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less.

c.	MARKETABLE SECURITIES

The Company’s investments consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Unrealized losses relating to available-for-sale securities were approximately $14,000 at July 31, 2002.

d.	REVENUE RECOGNITION

Revenues from product sales are recognized upon shipment of our products to our customers and the fulfillment of all contractual terms and conditions pursuant to guidance provided by Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Certain distribution partners have rights to return a contractual percentage of sales. For sales to these partners, we defer revenue subject to return until such rights have expired. A significant number of our contractual arrangements contain price protection provisions whereby we are obligated to provide refunds or credits for any decrease in unit prices of product in their inventory. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs. To date these amounts have not been significant.

The Company recognizes service revenues including revenues under non-recurring engineering contracts as the service is provided. Maintenance revenues are deferred and recognized ratably over the contract period. Service and maintenance revenues have not been material.

e.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. For the three months ended July 31, 2001 and 2002, the Company’s comprehensive loss was approximately $25 million and $0.9 million, respectively.

f.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three months ended July 31, 2001 and 2002, 3.1 and 1.9 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

g.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective May 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

During the year ended April 30, 2002, the Company wrote off all remaining unamortized goodwill. The existing intangible assets have a finite useful life and will continue to be amortized over those periods.

Had SFAS No. 142 been adopted for the three months period ending July 31, 2001, the impact on net loss and loss per share would have been as follows:

	Three Months Ended
	July 31,

(In thousands)	2002	2001

Net loss	($852)	($21,028)
Add back goodwill amortization	—	827

Adjusted net loss	($852)	($20,201)

	Three Months Ended
	July 31,

(In thousands)	2002	2001

Basic and diluted loss per share	($0.04)	($1.06)
Add back goodwill amortization	—	0.04

Adjusted loss per share	($0.04)	($1.02)

At July 31, 2002, the components of intangible assets subject to amortization, which consist principally of purchased technology, are as follows (in thousands):

Gross carrying value	$4,932
Accumulated amortization	(1,273)

$3,659

Aggregate amortization expense for the three months ended July 31, 2002 was $318,000. The Company anticipates that this intangible asset will be fully amortized by July 31, 2005.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 supercedes SFAS No. 121 by requiring one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 by the Company as of May 1, 2002 had no impact on its financial position, results of operations, or cash flows.

h.    SIGNIFICANT CUSTOMERS

During the quarter ended July 31, 2002, three customers accounted for 15%, 11%, and 10% , respectively of total revenues.

NOTE 2.   INVENTORY

Inventory consisted of (in thousand’s):

	April 30,	July 31,
	2002	2002

		(Unaudited)
Raw materials	$1,594	$1,419
Work-in-process	—	—
Finished goods	284	251

	$1,878	$1,670

The Company subcontracts its manufacturing operations to independent third parties. Although it is not obligated to do so, the Company expects that it would purchase any of its inventory that the subcontractor has in stock if the arrangement was terminated. The level of inventory generally ranges between $1.0 and $2.0 million.

NOTE 3.   DTI AND IMPAIRMENT

In June 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. (“DTIH”), its wholly owned subsidiary Digital Techniques, Inc (together “DTI”) for $12.7 million in cash, including transaction costs, and 364,601 shares of common stock and 101,916 stock options with a fair market value of $10.9 million. The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $1.6 million of the purchase price to tangible liabilities, $16.8 million to goodwill and other intangibles, $8.0 million to completed technology, and $694,000 to in-process development. Although the Company continues to use the acquired technology, the rapidly changing and competitive environment in which the Company operates has negatively impacted operating results. Two of the Company’s protocol partners have recently introduced their own competitive products, and one has reduced their purchases of the Company’s products. In addition, the Company has determined the market value of the DTI acquisition has declined significantly from the value at the date DTI was acquired. Moreover, during the year ended April 30, 2002, the Company terminated substantially all the DTI staff, which was not contemplated at the date of acquisition. As a result, the Company determined that impairment indicators were evident. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at July 31, 2001. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company wrote off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which is commensurate with the risk involved. The useful lives of the remaining identifiable intangibles were reevaluated and deemed to be appropriate.

NOTE 4.   RESTRUCTURING

During the year ended April 30, 2001, the Company reorganized various operating functions of its business, re-focusing the business on core competencies and matching staffing needs to strategic initiatives. The reorganization and refocusing resulted in a reduction of the Company’s workforce by approximately 10% or 25 employees. In conjunction with this action we recorded a charge of approximately $597,000 during the three months ended April 30, 2001 for the costs of severance, related benefits and outplacement services.

During the year ended April 30, 2002, due to the continued downturn in the economic environment and to accelerate the Company’s return to profitability, the Company instituted a number of actions to streamline operations. These actions included closing the Company’s Texas operations and personnel reductions at the Company’s Needham and Calgary locations. In connection with these actions, the Company recorded aggregate charges of approximately $1.5 million related to the costs of severance, related benefits and outplacement services. The consolidation and reorganization resulted in aggregate reductions of our workforce by approximately 126 employees, or 66% of our workforce. The employee termination costs will be paid out through December 2002. In addition, the Company recorded a provision of approximately $250,000 related to remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities and abandoned. The Texas facility lease obligations expire in August 2004. The Company recorded a charge of approximately $1.5 million in connection with a sublease of part of its space at the Needham location through the remaining lease term. In addition, the Company recorded a charge of approximately $800,000 related to fixed assets and leasehold improvements at that facility. The Needham facility lease obligation expires in February 2007.

The following table summarizes the restructuring activity for the three months ended July 31, 2002 (in thousands):

	Employee	Facility
	Termination Costs	Exit Costs

Balance, April 30, 2002	$475	$1,757
Non-cash charges	—	—
Paid to date	(318)	(294)

Balance July 31, 2002	$157	$1,463

NOTE 5.   LEGAL MATTERS

On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart’s complaint. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company’s financial statements for the year ended April 30, 2002 for the judgment entered in the event the appeal is not successful. The Company has also expensed the legal fees incurred in this provision.

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

The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims and cross-claims vigorously.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements regarding future events and are subject to risks and uncertainties. The forward-looking statements contained herein are based on current expectations. Factors that might cause such a difference include, among other things, those set forth under “Overview” and “Liquidity and Capital Resources” included in this section and those appearing elsewhere in this Form 10-Q. We wish to caution you that there are some factors that could cause actual results to differ materially from the results indicated by such statements. These factors include, but are not limited to: the success of our partnerships and relationships with third party manufacturers or distributors, quarterly fluctuations in operating results attributable to the timing and amount of orders for our products, the timing and replacement of legacy PBX systems with IP PBX systems or network-hosted voice services, the adoption of IP networks as a medium to transport voice, our ability to grow and maintain relationships with key PBX manufacturers and service providers, market acceptance of our products including single-user, multi-user and the family of PBX gateway systems, our ability to keep pace with rapidly changing product requirements and factors affecting the demand for remote voice technologies, our reliance on a small number of customers for a significant portion of our revenue, general economic conditions and IT capital expenditure trends, and other risks. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

	Three Months Ended
	July 31,

	2001	2002

Revenues	100.0%	100.0%
Cost of goods sold	59.5%	49.0%

Gross profit	40.5%	51.0%
Operating expenses:
Research and development	73.2%	19.8%
Sales and marketing	93.6%	30.8%
General and administrative	31.7%	15.7%
Amortization of stock based compensation	11.7%	0.7%
Amortization of goodwill and other intangibles	36.0%	7.1%
Impairment of goodwill and other intangibles	413.3%	—
Restructuring charge	13.2%	—

Total operating expenses	672.7%	74.1%

Loss from operations	(632.2)%	(23.1)%
Other income (expense):
Interest income	15.6%	4.6%
Other income (expense), net	(0.6)%	(0.4)%

Total other income	15.0%	4.2%

Loss before provision for income taxes	(617.2)%	(18.9)%

THREE MONTHS ENDED JULY 31, 2002 AND 2001

Revenues. Revenues increased from $3.4 million for the three months ended July 31, 2001 to $4.5 million for the three months ended July 31, 2002, an increase of $1.1 million or 32.3%. This increase was attributable to an increase of $0.6 million in the OEM market, and an increase of $0.4 million in US distributors and an increase of $0.1 million in international sales. Despite the overall increase, the slow down in the economy has had a negative impact on capital spending, which has had a negative impact on our business. We will continue to work with our distribution channels to increase revenues. However, our revenues and gross profit could decrease if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold increased from $2.0 million for the three months ended July 31, 2001 to $2.2 million for the three months ended July 31, 2002, an increase of $0.2 million or 10.0%. This increase was primarily related to the overall increase in revenues and units sold. Gross profit increased from 40.5% for the three months ended July 31, 2001 to 51.0% for the three months ended July 31, 2002. The increase in gross profit was primarily attributable to the closing of our operation in Texas and our shift to a 100% subcontracting model. However, we expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development. Research and development expense decreased from $2.5 million for the three months ended July 31, 2001 to $0.9 million for the three months ended July 31, 2002, a decrease of $1.6 million or 64.0%. This decrease was due primarily to decreases in staffing. For the three months ended July 31, 2001 and 2002, research and development expenses decreased as a percentage of revenues from 73.2% to 19.8% primarily as a result of the reductions in staffing along with the increase in revenues.

Sales and marketing. Sales and marketing expenses decreased from $3.2 million for the three months ended July 31, 2001 to $1.4 million for the three months ended July 31, 2002, a decrease of $1.8 million or 56.2%. This decrease was primarily due to decreases in staffing of both sales and marketing personnel. For the three months ended July 31, 2001 and 2002, sales and marketing expenses decreased as a percentage of revenues from 93.6% to 30.8% as a result of the reductions in sales and marketing personnel along with the increase in revenues.

General and administrative. General and administrative expenses decreased from $1.1 million for the three months ended July 31, 2001 to $0.7 million for the three months ended July 31, 2002, a decrease of $0.4 million or 36.4%. This decrease was primarily due to decreases in staffing in our accounting and human resources groups. For the three months ended July 31, 2001 and 2002, general and administrative expenses decreased as a percentage of revenues from 31.7% to 15.7% as a result of the reduction in personnel along with the increase in revenues.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $399,000 and $33,000 of stock-based compensation expense in the three months ended July 31, 2001 and 2002, respectively. The decrease in stock-based compensation for the three months ended July 31, 2002 was due to the accelerated vesting provisions and the headcount reductions from our restructurings resulting in fewer options continuing to vest.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $1.2 million and $318,000 of amortization expense related to goodwill and intangibles in the three months ended July 31, 2001 and 2002, respectively. The decrease in amortization of goodwill and other intangibles for the three months ended July 31, 2002 was due to the impairment of goodwill and other intangibles recorded in the quarter ended July 31, 2001, which resulted in a lower amount to be amortized in future periods.

Restructuring costs. During July 2001, the Company consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15% or 35 employees. In conjunction with this action, we recorded a charge of approximately $450,000 for the costs of severance and related benefits and outplacement services.

Other income (expense). Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $511,000 for the three months ended July 31, 2001 to $189,000 for the three months ended July 31, 2002, a decrease of $322,000. This decrease was primarily due to a decrease in interest income, which decreased from $533,000 for the three months ended July 31, 2001 to $206,000 for the three months ended July 31, 2002. This decrease was related to a reduction in cash reserves combined with reduced short-term interest rates.

Income Tax Provision. The Company recorded an income tax provision of $25,000 for the three months ended July 31, 2001 and did not record a provision for the three months ended July 31, 2002. The provision recorded for the three months ended July 31, 2001 represents a pro-rata portion of the Company’s minimum tax obligations for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, our principal sources of liquidity consisted of cash and equivalents of $4.3 million and short-term investments of $39.7 million. This represents a decrease in cash and equivalents and short-term investments of $0.4 million compared to April 30, 2002. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $100,000.

Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2002, this revenue accounted for 12.0% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at July 31, 2002, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $400,000. To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

At July 31, 2002, we did not own any equity investments. Therefore, we did not have any direct equity price risk.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. Ms. Lockhart seeks approximately $30,000 in severance pay as well as approximately $1,000,000 in damages. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart’s complaint. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. The Company believes it has meritorious grounds for appeal of this judgment and intends to pursue vigorously an appeal of the same. Provision has been made in the Company’s financial statements for the year ended April 30, 2002 for the judgment entered in the event the appeal is not successful. The Company has also expensed the legal fees incurred in this provision.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON Form 8-K

    (a)    Exhibits.

Exhibit No.	Description

Exhibit 10.1	Sublease between MCK COMMUNICATIONS, INC., Sublandlord and UPROMISE, INC., Subtenant dated as of July 2, 2002

Exhibit 10.2	Offer letter dated December 12, 2001 between the Registrant and Patrick Curley

    (b)    Reports on Form 8-K

             (1)   On July 8, 2002, the Registrant filed a current report on Form 8-K reporting that the Registrant issued a press release announcing its earnings for the fourth quarter and fiscal year, and provided information about the Registrant’s earnings call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2002

MCK COMMUNICATIONS, INC.

/s/ Glenda Davis Glenda Davis President and CEO

/s/ Gerald J. McGovern Gerald J. McGovern Chief Financial Officer

CERTIFICATIONS

I, Glenda N. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCK Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations an cash flows of the registant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ Glenda Davis Glenda N. Davis President, Chief Executive Officer and Director (Principal Executive Officer)

I, Gerald J. McGovern, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCK Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations an cash flows of the registant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002

/s/ Gerald J. McGovern Gerald J. McGovern Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

    Exhibit  10.1 - Sublease between MCK COMMUNICATIONS, INC., Sublandlord and UPROMISE, INC., Subtenant dated as of July 2, 2002

    Exhibit  10.2 - Offer letter dated December 12, 2001 between the Registrant and Patrick Curley