Form 10-Q
period 2002-10-31
MCK COMMUNICATIONS INC
filed 2002-12-16
CIK 1093576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED OCTOBER 31, 2002 OR

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

REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 454-6100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [   ]

As of December 6, 2002, there were 20,598,180 shares of registrant’s Common Stock outstanding.

MCK Communications, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MCK Communications, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

		Unaudited
	April 30,	October 31,
	2002	2002

Assets
Current assets:
Cash and equivalents	$4,554	$2,953
Restricted securities	2,000	2,000
Marketable securities	37,813	38,292
Accounts receivable, net	3,773	2,726
Inventory	1,878	1,707
Prepaids and other current assets	595	435

Total current assets	50,613	48,113
Fixed assets, net	1,529	975
Other assets	105	105
Completed technology	3,978	3,341

Total assets	$56,225	$52,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,435	$1,238
Accrued liabilities	4,740	3,605
Accrued compensation and benefits	672	349
Deferred revenue	422	433

Total current liabilities	7,269	5,625
Common stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares; issued and	20	20
outstanding - 20,421,563 at April 30, 2002 and 20,597,984 at October 31, 2002
Additional paid-in capital	125,122	125,006
Accumulated deficit	(75,031)	(77,207)
Deferred compensation	(159)	(59)
Accumulated other comprehensive loss	(464)	(468)
Notes receivable from officers	(532)	(383)

Total common stockholders’ equity	48,956	46,909

Total liabilities and common stockholders’ equity	$56,225	$52,534

     The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2002	2001	2002

Revenues	$4,433	$3,475	$7,836	$7,986
Cost of goods sold	2,418	1,617	4,442	3,829

Gross profit	2,015	1,858	3,394	4,157
Operating expenses:
Research and development (excluding amortization of stock based compensation of $112 and $16, and $233 and $32 for the three and six month periods ended October 31, 2001 and 2002, respectively)	2,016	731	4,508	1,623
Sales and marketing (excluding amortization of stock based compensation of $103 and $5, and $283 and $(5) for the three and six month periods ended October 31, 2001 and 2002, respectively)	2,761	1,356	5,946	2,745
General and administrative (excluding amortization of stock based compensation of $42 and $24, and $140 and $51 for the three and six month periods ended October 31, 2001 and 2002, respectively)	890	662	1,967	1,370
Amortization of stock based compensation	257	45	656	78
Amortization of goodwill and other intangibles	318	318	1,544	636
Impairment of goodwill and other intangibles			14,063
Restructuring costs		266	450	266
Provision for legal settlement	1,160	—	1,160	—

Total operating expenses	7,402	3,378	30,294	6,718

Loss from operations	(5,387)	(1,520)	(26,900)	(2,561)
Other income (expense):
Interest Expense	(7)	(7)	(7)	(7)
Interest income	399	201	931	408
Other income (expense), net	18	2	(4)	(16)

Total other income	410	196	920	385

Loss before provision for income taxes	(4,977)	(1324)	(25,980)	(2,176)
Provision for income taxes	23	—	48	—

Net loss	$(5,000)	$(1,324)	$(26,028)	$(2,176)

Basic and diluted net loss per share	$(0.25)	$(0.06)	$(1.30)	$(0.11)

Shares used in computing basic and diluted net loss per share	20,123	20,405	19,990	20,377

     The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended
	October 31,

	2001	2002

Cash flows from operating activities:
Net loss	$(26,028)	$(2,176)
Depreciation	1,212	715
Amortization and of goodwill and other intangibles	1,544	637
Impairment of goodwill and other intangibles	14,063
Loss on disposal of fixed assets		28
Stock based compensation	656	78
Changes in operating assets and liabilities:
Accounts receivable	2,103	1,047
Inventory	1,464	171
Taxes receivable	950	6
Prepaids and other current assets	(434)	154
Other assets	(22)
Accounts payable	(1,971)	(197)
Accrued liabilities	97	(1,057)
Taxes payable	(40)	(78)
Accrued compensation and benefits	(150)	(323)
Deferred revenue	207	11

Net cash (used in) operating activities	(6,349)	(984)
Cash flows from investing activities:
Purchases of property and equipment	(474)	(165)
Sale (purchase) of marketable securities, net	5,513	(479)

Net cash provided by (used in) investing activities	5,039	(644)
Cash flows from financing activities:
Net proceeds from employee stock plans	200	56
Payments on notes receivable	50	—

Net cash provided by financing activities	250	56
Effect of exchange rate change on cash	(79)	(29)

Net decrease in cash and equivalents	(1,139)	(1,601)
Cash and equivalents, beginning of period	4,035	4,554

Cash and equivalents, end of period	$2,896	$2,953

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial position at October 31, 2002 and the operating results and cash flows for the three and six month periods ended October 31, 2001 and 2002. The balance sheet at April 30, 2002 has been derived from audited financial statements as of that date. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, although the Company believes the disclosures in these financial statements are adequate to make the information not misleading. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002, as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and six months ended October 31, 2002 are not necessarily indicative of the results to be achieved in future quarters or the year ending April 30, 2003.

b.	CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less.

c.	MARKETABLE SECURITIES

The Company’s investments consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Unrealized losses relating to available-for-sale securities were approximately $28,000 at October 31, 2002.

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

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. For the three and six months ended October 31, 2002, the Company’s comprehensive loss was approximately $1.3 million and $2.2 million, respectively, compared to a comprehensive loss of $5 million and $26 million, respectively for the three and six months ended October 31, 2001.

f.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires entities to present both basic earnings per share (EPS) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three and six months ended October 31, 2001 and 2002, 2.9 and 1.9 million options and 3.0 and 1.9 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

g.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective May 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement affects the Company’s treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

During the year ended April 30, 2002, the Company wrote off all remaining unamortized goodwill. The existing intangible assets have a finite useful life and will continue to be amortized over those periods.

Had SFAS No. 142 been adopted for the three and six month periods ending October 31, 2001, the impact on net loss and loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2002	2001	2002

(In thousands)
Net loss	($5,000)	($1,324)	($26,028)	($2,176)
Add back goodwill amortization	—	—	827	—

Adjusted net loss	($5,000)	($1,324)	($25,201)	($2,176)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2002	2001	2002

Basic and diluted loss per share	($0.25)	($0.06)	($1.30)	($0.11)
Add back goodwill amortization	—	—	0.04	—

Adjusted loss per share	($0.25)	($0.06)	($1.26)	($0.11)

At October 31, 2002, the components of intangible assets subject to amortization, which consist principally of purchased technology, are as follows (in thousands):

Gross carrying value	$4,932
Accumulated amortization	(1,591)

$3,341

Aggregate amortization expense for the three and six months ended October 31, 2002 was $318,000 and $636,000, respectively. The Company anticipates that this intangible asset will be fully amortized by July 31, 2005.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

h.	SIGNIFICANT CUSTOMERS

During the three and six months ended October 31, 2002 , two customers accounted for 24% and 12% , and 19% and 12% of total revenues, respectively.

NOTE 2. INVENTORY

Inventory consisted of (in thousands):

	April 30,	October 31,
	2002	2002

		(Unaudited)
Raw materials	$1,594	$1,397
Work-in-process	—	—
Finished goods	284	310

	$1,878	$1,707

The Company subcontracts its manufacturing operations to independent third parties. Although it is not obligated to do so, the Company expects that it would purchase any of its inventory that the subcontractor has in stock if the arrangement was terminated. The level of inventory generally ranges between $1.0 and $2.0 million.

NOTE 3. DTI AND IMPAIRMENT

In June 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. (DTIH), its wholly owned subsidiary Digital Techniques, Inc (together DTI) for $12.7 million in cash, including transaction costs, and 364,601 shares of common stock and 101,916 stock options with a fair market value of $10.9 million. The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $1.6 million of the purchase price to tangible liabilities, $16.8 million to goodwill and other intangibles, $8.0 million to completed technology, and $694,000 to in-process development. Although the Company continues to use the acquired technology, the rapidly changing and competitive environment in which the Company operates has negatively impacted operating results. Two of the Company’s protocol partners have recently introduced their own competitive products, and one has reduced their purchases of the Company’s products. In addition, the Company has determined the market value of the DTI acquisition has declined significantly from the value at the date DTI was acquired. Moreover, during the year ended April 30, 2002, the Company terminated substantially all the DTI staff, which was not contemplated at the date of acquisition. As a result, the Company determined that impairment indicators were evident. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and determined that the estimated future undiscounted cash flows were below their carrying value at July 31, 2001. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company wrote off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 18%, which is commensurate with the risk involved. The useful lives of the remaining identifiable intangibles were reevaluated and deemed to be appropriate.

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

During the year ended April 30, 2002, due to the continued downturn in the economic environment and to accelerate the Company’s return to profitability, the Company instituted a number of actions to streamline operations. These actions included closing the Company’s Texas operations and personnel reductions at the Company’s Needham and Calgary locations. In connection with these actions, the Company recorded aggregate charges of approximately $1.5 million related to the costs of severance, related benefits and outplacement services. The consolidation and reorganization resulted in aggregate reductions of our workforce by approximately 126 employees, or 66% of our workforce. The employee termination costs will be paid out through December 2002. In addition, the Company recorded a provision of approximately $250,000 related to remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities and abandoned. The Texas facility lease obligations expire in August 2004. The Company recorded a charge of approximately $1.5 million in connection with a sublease of part of its space at the Needham location through the remaining lease term. In addition, the Company recorded a charge of approximately $800,000 related to fixed assets and leasehold improvements at that facility. The Needham facility lease obligation expires in February 2007. During October 2002, the Company reviewed the adequacy of the remaining reserves related to these restructuring accruals and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in the quarter ended October 31, 2002.

During the quarter ended October 31, 2002, due to a greater than expected decrease in OEM sales as well as continued weakness in Canadian sales and to accelerate the Company’s achievement of profitability, the company reduced personnel at the Company’s Needham and Calgary locations. In connection with this action, the Company recorded an aggregate charge of approximately $325,000 related to the cost of severance, related benefits and outplacement services. This consolidation and reorganization resulted in aggregate reductions of the Company’s workforce by approximately 15 employees, or 20% of our total workforce. The employee termination costs will be paid out through April 30, 2003.

The following table summarizes the restructuring activity for the six months ended October 31, 2002 (in thousands):

	Employee	Facility
	Termination Costs	Exit Costs

Balance, April 30, 2002	$475	$1,757
Paid	(294)	(318)

Balance July 31, 2002	$181	$1,439
Restructuring provision (reversal), net	276	(10)
Paid	(91)	(275)

Balance October 31, 2002	$366	$1,154

NOTE 5. LEGAL MATTERS

On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company asserting a claim for breach of contract against the Company with respect to her employment agreement and a certain restricted stock agreement. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. Provision was made in the Company’s financial statements for the year ended April 30, 2002 for the judgment and related expense. In December 2002, the Company determined not to appeal this judgement and to settle the matter with Ms. Lockhart. The amount of the anticipated settlement will be covered by the earlier provision taken by the Company and no further expenses or liabilities are anticipated as a result of this matter.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants named as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. An opposition to the motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the companies. The fully briefed issues are now pending before the court. The Company believes that the claims against it are without merit and that it intends to defend the actions. No provision has been recorded for this matter.

The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (Entrata). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc.arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (Superwire). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgement against each other. These motions may not be decided for several months. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims and cross-claims vigorously.

NOTE 6. CONTINGENCIES

During the year ended April 30, 2001, the Company issued 100,000 shares of restricted stock to its CEO and accepted a promissory note in the amount of $253,000 as consideration for the award. The loan does not require repayment. The Company intends to enter into an agreement with the CEO to provide funds to reimburse the CEO for the personal tax consequences of the restricted stock award, if any. The Company has not yet determined the effect, if any, on the financial condition, results of operations or cash flows as a result of this agreement. However, such effect could be material to the financial statements of the Company in future periods.

NOTE 7. CHANGE IN ACCOUNTING ESTIMATE

In the quarter ended October 31, 2002, the Company reversed approximately $312,000 of previously accrued charges related to potential bonus payments, which payments are contingent on the Company achieving certain profitability measures. Due to the uncertainty of the Company achieving these measures, based on the trend in the current operations, such amounts were reversed during the quarter. If the Company were to achieve the required measures, the bonus payment charge could be material to the financial condition and results of operations of the Company in future quarters.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Managements Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements regarding future events and are subject to risks and uncertainties. The forward-looking statements contained herein are based on current expectations. We wish to caution you that there are some factors that could cause actual results to differ materially from the results indicated by such statements. Factors that might cause such a difference include, among other things, those set forth under Overview and Liquidity and Capital Resources included in this section and under Factors Affecting Future Operating Results and Stock Price and those appearing elsewhere in this Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

MCK Communications is a leading provider of products that enable businesses to unleash the power of their voice communications systems by:

•	extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, home workers and mobile employees over public and private networks;

•	bundling with service providers to unite customer premise equipment (CPE) and network services to deliver new outsourced, value added PBXextension services;

•	bridging technology gaps between traditional and next generation (nextgen) applications (i.e., unified messaging), IP switches (CPE or hosted) and devices (i.e., IP telephones) to enable enterprises ease of technology migration; and

•	Embedding digital to digital or digital to analog conversion of PBX/KTS signalling into standard audio to facilitate the recording of voice calls for future use in support of a range of recording applications.

This combination enables a more open enterprise. We market and distribute our products through an international network of distributors, resellers, equipment providers and service providers. We are headquartered in Needham, Massachusetts, have a development center in Calgary, Canada, and maintain a sales and marketing office in the United Kingdom.

From our inception in 1989 through 1993, we were a small company based in Calgary, Canada that designed and marketed a number of niche, voice products targeted at the oil industry. Commencing in 1993, we altered our business focus and began developing remote voice access products for enterprise telephone systems by using the technology derived from this initial business. These efforts led to the development of our EXTender product line. During the period from 1993 through 1995, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, and developing our initial OEM relationships. We shipped our first remote voice access product, the EXTender 1000, in 1995. From 1995 until 2000, we focused our research and development efforts on developing additional single user remote voice access products and their product enhancements as well as our initial multi-user products for use in branch offices. In addition, we established a product validation laboratory, built international indirect sales channels, developed additional technology relationships, and established our sales, marketing and customer support organizations. Since early 2001, we have streamlined and strengthened our operations while integrating prior year acquisitions and expanding our product line to include ConneX application specific gateways that support mobile and teleworking environments and a broader range of devices. Also during this time, we expanded the range of networks supported with an emphasis on wireless networks, added a higher end branch product, created technologies to enable a more open enterprise and expanded the range of protocols supported across our products including our embedded gateway product line. For the latter, we also expanded the range of applications supported.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.5%	46.5%	56.7%	47.9%

Gross profit	45.5%	53.5%	43.3%	52.1%
Operating expenses:
Research and development	45.5%	21.0%	57.5%	20.3%
Sales and marketing	62.3%	39.0%	75.8%	34.3%
General and administrative	20.1%	19.1%	25.1%	17.2%
Amortization of stock based compensation	5.8%	1.3%	8.4%	1.0%
Amortization of goodwill and other intangibles	7.2%	9.2%	19.7%	8.0%
Impairment of goodwill and other intangibles	—	—	179.5%	—
Restructuring charge	—	7.6%	5.7%	3.3%
Provision for legal settlement	26.1%	—	14.8%	—

Total operating expenses	167.0%	97.2%	386.6%	84.1%

Loss from operations	(121.5)%	(43.7)%	(343.2)%	(32.0)%
Other income (expense):
Interest expense	(0.2)%	(0.2)%	(0.1)%	(0.1)%
Interest income	9.0%	5.8%	11.9%	5.1%
Other income (expense), net	0.4%	0.1%	(0.1)%	(0.2)%

Total other income (expense)	9.2%	5.6%	11.7%	4.8%

Loss before provision for income taxes	(112.3)%	(38.1)%	(331.5)%	(27.2)%

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

Revenues.Revenues decreased from $4.4 million for the three months ended October 31, 2001 to $3.5 million for the three months ended October 31, 2002, a decrease of $0.9 million or 22.9%. This overall decrease was attributable to declines in our OEM sector and Canadian markets. These declines were partially offset by a continued increase in sales through US distributors and European sales. Additionally, the prolonged slow down in the economy continues to have a negative impact on capital spending, which has had a negative impact on our business. We will continue to work with our distribution partners to increase revenues. However, our revenues and gross profit could decrease if we need to reduce our prices to remain competitive.

Cost of goods sold.Cost of goods sold decreased from $2.4 million for the three months ended October 31, 2001 to $1.6 million for the three months ended October 31, 2002, a decrease of $0.8 million or 33.1%. This decrease was primarily related to the overall decrease in revenues and units sold. Gross profit increased from 45.5% for the three months ended October 31, 2001 to 53.5% for the three months ended October 31, 2002. The increase in gross profit was primarily attributable to the closing of our operation in Texas and our shift to a 100% subcontracting model, cost reduction initiatives and a reversal of prior charges for incentive compensation. However, we expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development.Research and development expense decreased from $2.0 million for the three months ended October 31, 2001 to $0.7 million for the three months ended October 31, 2002, a decrease of $1.3 million or 63.7%. This decrease was due primarily to decreases in staffing at the Company’s Needham location and consolidation to our Calgary location, as well as the reversal of prior charges for incentive based compensation. For the three months ended October 31, 2001 and 2002, research and development expenses decreased as a percentage of revenues from 45.5% to 21.0% primarily as a result of the reductions in personnel and heightened prioritization of projects.

Sales and marketing.Sales and marketing expenses decreased from $2.8 million for the three months ended October 31, 2001 to $1.4 million for the three months ended October 31, 2002, a decrease of $1.4 million or 50.9%. This decrease was primarily due to both decreases in staffing of sales and marketing personnel to increase alignment with the lower revenues and the sales force shift to a territory sales model rather than a channel specific based model. For the three months ended October 31, 2001 and 2002, sales and marketing expenses decreased as a percentage of revenues from 62.3% to 39.0% as a result of the reductions in sales and marketing personnel, along with the realignment of the sales force as well as the reversal of prior charges for incentive based compensation.

General and administrative.General and administrative expenses decreased from $890,000 for the three months ended October 31, 2001 to $662,000 for the three months ended October 31, 2002, a decrease of $228,000 or 25.6%. This decrease was primarily due to decreases in staffing in our accounting and human resources groups due to operations consolidation. For the three months ended October 31, 2001 and 2002, general and administrative expenses decreased slightly as a percentage of revenues from 20.1% to 19.1% as a result of the decrease in revenues.

Amortization of stock-based compensation.In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $257,000 and $45,000 of stock-based compensation expense in the three months ended October 31, 2001 and 2002, respectively. The decrease in stock-based compensation for the three months ended October 31, 2002 was due to the accelerated vesting provisions and the headcount reductions from our restructurings resulting in fewer options continuing to vest.

Amortization of goodwill and other intangibles.In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $318,000 and $318,000 of amortization expense related to goodwill and intangibles in the three months ended October 31, 2001 and 2002, respectively.

Restructuring costs.During October 2002, the Company reduced headcount at our Needham and Calgary locations. As with our prior reductions, this restructuring was executed with the objectives to align costs with lower revenues while retaining a focus on key core competencies, matching staff with our strategic initiatives and consolidating operations without decreasing effectiveness. The reorganization resulted in a reduction of our workforce by approximately 20% or 15 employees. In conjunction with this action, we recorded an aggregate charge of approximately $325,000 for the costs of severance, related benefits and outplacement services. In addition, the Company reviewed the adequacy of the remaining reserves related to the prior restructuring activities and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in October 2002.

Other income (expense).Other income (expense), consists primarily of interest income,(expense) and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $410,000 for the three months ended October 31, 2001 to $196,000 for the three months ended October 31, 2002, a decrease of $214,000. This decrease was primarily due to a decrease in interest income, which decreased from $399,000 for the three months ended October 31, 2001 to $201,000 for the three months ended October 31, 2002. This decrease was related to a reduction in short-term interest rates combined with reduced cash reserves.

Income Tax Provision.The Company recorded an income tax provision of $23,000 for the three months ended October 31, 2001 and did not record a provision for the three months ended October 31, 2002.

SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

Revenues.Revenues increased from $7.8 million for the six months ended October 31, 2001 to $8.0 million for the six months ended October 31, 2002, an increase of $0.2 million or 2.6%. Although sales in the OEM sector and Canadian markets decreased , these were offset by an increase in U.S. distributor sales as well as increases in the IlLEC and DTI revenues. Despite the overall increase, the prolonged slow down in the economy continues to have a negative impact on capital spending, which has had a negative impact on our business. We will continue to work with our distribution channels to increase revenues. However, our revenues and gross profit could decrease if we need to reduce our prices to remain competitive.

Cost of goods sold.Cost of goods sold decreased from $4.4 million for the six months ended October 31, 2001 to $3.8 million for the six months ended October 31, 2002, a decrease of $0.6 million or 13.8%. This decrease was primarily related to the cost reductions achieved in our shift to a 100% subcontracting model. Gross profit increased from 43.3% for the six months ended October 31, 2001 to 52.1% for the six months ended October 31, 2002. The increase in gross profit was primarily attributable to the closing of our operation in Texas and our shift to a 100% subcontracting model, as well as the reversal of prior charges for incentive based compensation. However, we expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development.Research and development expense decreased from $4.5 million for the six months ended October 31, 2001 to $1.6 million for the six months ended October 31, 2002, a decrease of $2.9 million or 64.0%. This decrease was due primarily to decreases in staffing at the Company’s Needham location and consolidation to our Calgary locations and the reversal of prior charges for incentive based compensation. For the six months ended October 31, 2001 and 2002, research and development expenses decreased as a percentage of revenues from 57.5% to 20.3% primarily as a result of the reductions in staffing.

Sales and marketing.Sales and marketing expenses decreased from $5.9 million for the six months ended October 31, 2001 to $2.7 million for the six months ended October 31, 2002, a decrease of $3.2 million or 53.8%. This decrease was primarily due to both decreases in staffing of sales and marketing personnel and to increase alignment with the lower revenues and the sales force shift to a territory sales model rather than a channel specific based model. For the six months ended October 31, 2001 and 2002, sales and marketing expenses decreased as a percentage of revenues from 75.9% to 34.4% as a result of the reductions in sales and marketing personnel, along with the realignment of the sales force and the reversal of prior charges for incentive based compensation..

General and administrative.General and administrative expenses decreased from $2.0 million for the six months ended October 31, 2001 to $1.4 million for the six months ended October 31, 2002, a decrease of $0.6 million or 30.3%. This decrease was primarily due to decreases in staffing in our accounting and human resources groups due to operations consolidation. For the six months ended October 31, 2001 and 2002, general and administrative expenses decreased as a percentage of revenues from 25.1% to 17.2% as a result of the reduction in personnel.

Amortization of stock-based compensation.In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $656,000 and $78,000 of stock-based compensation expense in the six months ended October 31, 2001 and 2002, respectively. The decrease in stock-based compensation for the six months ended October 31, 2002 was due to the accelerated vesting provisions and the headcount reductions from our restructurings resulting in fewer options continuing to vest.

Amortization of goodwill and other intangibles.In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $1.5 million and $636,000 of amortization expense related to goodwill and intangibles in the six months ended October 31, 2001 and 2002, respectively.

Restructuring costs.During July 2001, the Company consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15% or 35 employees. In conjunction with this action, we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services.

During October 2002, the Company reduced headcount at our Needham and Calgary locations in order to align staff to lower revenues and continue to match our staffing needs to our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 20% or 15 employees. In conjunction with this action, we recorded an aggregate charge of approximately $325,000 for the costs of severance and related benefits and outplacement services. In addition, the Company reviewed the adequacy of the remaining reserves related to the prior restructuring activities and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in October 2002.

Other income (expense).Other income (expense), consists primarily of interest income, and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) declined from income of $920,000 for the six months ended October 31, 2001 to $385,000 for the six months ended October 31, 2002, a decrease of $535,000. This decrease was primarily due to a decrease in interest income, which decreased from $931,000 for the six months ended October 31, 2001 to $408,000 for the six months ended October 31, 2002. This decrease was related to a reduction in short-term interest rates combined with reduced cash reserves.

Income Tax Provision.The Company recorded an income tax provision of $48,000 for the six months ended October 31, 2001 and did not record a provision for the six months ended October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, our principal sources of liquidity consisted of cash and equivalents of $2.9 million and short-term investments of $40.4 million. This represents a decrease in cash and equivalents and short-term investments of $1.1 million compared to April 30, 2002. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash used in operating activities was $984 thousand for the six months ended October 31, 2002, as compared to $6.3 million for the six months ended October 31, 2001.

Net cash used in investing activities was $644 thousand for the six months ended October 31, 2002 which represents net investment in marketable securities of $480 thousand in addition to purchases of property and equipment of $165 thousand. Net cash provided by investing activities of $5 million for the six months ended October 31, 2001 primarily reflects sale of marketable securities of $5.5 million partially offset by the purchase of property and equipment of $474 thousand.

Net cash provided by financing activities was $56 thousand for the period ended October 31, 2002 compared to $250 thousand for the period ended October 31, 2001.

Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations which will be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We expect to devote our capital resources to continue our research and development efforts to prudently enhance our existing products and fund new product development initiatives targeted at the growing telephony applications in business markets, to hire and expand our sales, support, marketing and product management organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.The Company’s cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would increase our net loss by approximately $402,000 on an annual basis.

Foreign Currency Exchange Rate Risk.We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2002, this revenue accounted for 12.0% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at October 31, 2002, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $287,000. To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

At October 31, 2002, we did not own any equity investments. Therefore, we did not have any direct equity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

WE ARE EXPOSED TO GENERAL ECONOMIC AND WORLDWIDE POLITICAL CONDITIONS

As a result of unfavorable economic conditions, the effects of war and acts of terrorism, reduced capital spending by our enterprise end users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales have declined significantly since the second half of our fiscal year ended April 30, 2001. This economic downtown has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will be seriously harmed if current economic conditions do not improve. Specifically, as the rate at which the Company’s customers purchasing decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet. Additionally, the slow down may impact our customers’ ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings or take products back in return.

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

We have historically derived the majority of our revenues from a small number of channel partner customers, most of whom resell our products to end-users. We may not generate as much revenue as expected from these channel partner customers, or they may discontinue offering our products, exit our markets or experience business failure. None of our customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our largest customers and, in particular:

•	business and/or market strategies of these customers;

•	the product requirements of these customers;

•	the financial and operational success of these customers; and

•	the success of the underlying products and services that our products support.

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX AND KTS SYSTEM VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success depends to a significant degree upon our relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Infrontia (formerly known as Nitsuko), Nortel, NEC, Panasonic and Toshiba, among others, and their associated channel distribution partners. The systems sold by these vendors account for approximately 85% of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal quarter ended October 31, 2002 were attributable to products which interoperate with enterprise voice systems offered by these vendors. Given that our products interface with a broad range of switches, if we have difficulty in implementing these interfaces on new products, it could delay growing new revenues. Furthermore, we may not have access in the future to the switch specific protocols for the major telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and packet networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

In addition, we currently have varying distribution, marketing and development arrangements with the vendors noted above. There is no assurance that we will continue to enjoy the support and cooperation that we have historically experienced from these parties or their associated distribution channels. Also, there is no certainty that these parties will continue to offer our products in their sales portfolio. It is possible that these vendors may seek to offer broader product lines and solutions that are competitive with our products. In addition, they may change their distribution models which could negatively impact our revenues. Furthermore, we must correctly anticipate the price, performance and functionality requirements of the PBX and KTS partners and we must successfully develop products that meet OEM requirements and make these products available on a timely basis and in sufficient quantities in order to sustain and grow our business.

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

If there is consolidation in any of our target markets or if a small number of vendors dominate any of these markets, then our success will depend on our ability to establish and maintain relationships with the market leaders. If we do not anticipate trends in any of our markets or fail to meet the requirements of PBX and KTS vendors, or if we do not successfully establish and maintain relationships with them, then our business, financial condition and results of operations could be seriously harmed.

BECAUSE WE SELL THROUGH INDIRECT DISTRIBUTION CHANNELS, OUR VISIBILITY INTO END USER DEMAND IS LIMITED

Our product distribution strategy is focused primarily on selling to indirect distribution channels rather than selling directly to end users. We do not typically have the primary relationship with the end users who ultimately purchase our products from our distribution partners. We interface with our channel partners and rely on them for information. The information we receive from our channel partners related to future demand for our products is limited. While some provide us with forecasts, pipeline information, point of sale reports, and other key end user account information, it is often not timely, inconsistently provided, can be incomplete and cannot always be relied upon for its accuracy. As a result, it is difficult for us to clearly understand pending sales opportunities and therefore our results may vary significantly from our internal targets. Furthermore, if our partners change their purchasing criteria, buying habits and/or inventory policies it will have a significant impact on our business results.

UNLESS WE ARE ABLE TO KEEP PACE WITH THE RAPIDLY CHANGING PRODUCT REQUIREMENTS OF OUR CUSTOMERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

The business communications market is characterized by rapid technological advances, evolving industry standards, changes in end user requirements, frequent new product introductions, intense competition and economic uncertainty. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands in growing segments. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. Our business is differentiated by supporting a broad range of switch, device and network types. As new ones emerge, our growth is dependent on supporting the new and previously existing switch, device and network types. The range of diversity and pace of technological advances make it difficult for our product validation and test center to verify all possible environments and this may have a negative impact on our customer support, product enhancements and new product development. This may cause us to be unable to sustain or grow our business.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES WILL DECREASE

Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

•	continued market acceptance of traditional PBX and KTS technology;

•	pace of market acceptance of nextgen switches and applications, and packet wireline and wireless networks;

•	the performance, price and total cost of ownership of our products;

•	the availability, functionality and price of competing products and technologies; and

•	the efforts and success of our indirect distribution channels.

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

We currently derive the majority of our revenues from our product family of distributed voice equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products and cause the price of our common stock to decline. In addition, we expect our single-user products, multi-user products, and our recently announced family of gateway products will account for a substantial portion of our revenues in the foreseeable future. Factors that could affect sales of our products include:

•	the demand for distributed voice solutions;

•	the successful development, introduction and market acceptance of new and enhanced products that address customer requirements;

•	product introductions or announcements by our competitors;

•	solution or price competition in our industry;

•	technological change and customer acceptance; and

•	distribution changes, our channel partner’s business operation changes or they experience changes in their customer relationships.

INTENSE COMPETITION IN THE MARKET FOR ENTERPRISE VOICE SOLUTIONS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

The market for enterprise voice solutions is increasingly more competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships with service providers. For instance, Nortel Networks, Avaya and more recently, Intel have released products which compete directly with our products. KTS vendors have announced networked implementations. Non-traditional vendors are offering IP or wireless based systems which are displacing legacy environments. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support and may result in charges, write-offs, etc. as we transition our product line and offer products to address emerging enterprise voice opportunities. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

Increased competition is likely to result in price reductions, reduced gross margins, longer sales cycles and loss of market share, any of which would seriously harm our business and results of operations. We may not be able to compete successfully against current or future competitors and these competitive pressures may seriously harm our business.

OUR ABILITY TO FURTHER REDUCE COSTS IS LIMITED BY OUR ONGOING NEED TO INVEST IN RESEARCH AND DEVELOPMENT.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase our spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our net sales fall below expectations. In addition, as a result of the need for research and development and technological innovation, our operating costs may increase in the future.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

Our period-to-period revenue and operating results have varied in the past and management expects they will continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Accordingly, investors should not rely on the results of any past quarterly or annual periods as an indication of our future performance. In future periods, our operating results may fail to meet or surpass the expectations of public market analysts or investors, which could cause the price of our common stock to decline, perhaps significantly. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

•	the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers

•	our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions

•	new product introductions and announcements, and rate of adoption

•	reductions in the prices of products offered by our competitors, competition from new technologies

•	our ability to sustain our technology relationships, particularly with the major PBX and KTS system manufacturers, distributor partners and telecom resellers

•	availability and changes in the prices of components provided by third parties

•	our ability to attain and maintain production volume levels for our products

•	excess or obsolete inventory and variations in inventory valuation

•	unpredictability of life cycles of MCK’s customers

•	our ability to sustain product and customer support quality

•	changes in our distribution partners, their operating models, and/or customer relationships.

•	the mix of products sold and the mix of distribution channels through which they are sold

•	fluctuations in demand for our products

•	costs relating to possible acquisitions and integration of technologies or businesses

•	telecommunications market conditions and economic conditions generally

•	our ability to hire, train, integrate and retain new personnel

•	changes in the level of our operating expenses

•	changes in the level of other expenses

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

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE YOUR PURCHASE PRICE

The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to factors such as:

•	changes in general market conditions

•	actual or anticipated variations in quarterly operating results

•	announcements of technological innovations

•	general technology or economic trends

•	revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter

•	changes in financial estimates by securities analysts

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors

•	additions or departures of key personnel

•	the demand for our common stock

•	the number of market makers for our common stock

•	sales of a large number of shares of our common stock in the public market or the perception that such sales could occur

•	other events or factors, many of which are beyond our control

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

International sales represented 11% of our revenues for the six months ended October 31, 2002, and 20% of our revenues for the fiscal year ended April 30, 2002. While we expect sales to international markets to increase as a percentage of revenues in the future, international sales are subject to a number of risks, including:

•	changes in foreign government regulations laws, and communications standards

•	export license requirements

•	currency fluctuations, tariffs and taxes

•	other trade barriers

•	difficulty in collecting accounts receivable; longer accounts receivable collection cycles

•	difficulty in managing across disparate geographic areas

•	difficulties in hiring qualified local personnel

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems

•	expenses associated with localizing products for foreign markets

•	political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict

If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. The foreign markets for our products may develop more slowly than currently anticipated. Also, our ability to expand the sale of its products internationally is limited by the necessity of obtaining regulatory approval in new countries. We anticipate that our non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and we do not currently plan to engage in foreign currency hedging transactions. As we expand our international operations, however, we may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. Our future currency hedging strategies may not be successful.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could resulting significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have no issued patents. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We expect that the use of our intellectual property will become more difficult to monitor if we increase our international presence. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. Such access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, could seriously harm our future operating results, and may not prove successful.

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

In addition, because of the ability of our products to interoperate with the protocols of various PBX vendors is based upon our prior development work and/or agreements with those vendors, it is possible that those vendors may assert that our products infringe their trade secrets or other intellectual property rights. Such claims may also be precipitated by the declining product sales being experienced by all of the major PBX vendors, and the trend toward more open, interoperable solutions that do not favor switch-specific offerings. For example, Avaya previously indicated that it believed we were improperly utilizing certain of its intellectual property in our products that interface with Avaya’s PBX systems and that we may owe Avaya additional royalties with respect to the sales of such products. We believe that these allegations are without merit and intend to defend against them vigorously. There can, however, be no assurance regarding the outcome of this matter and it is possible that other PBX vendors will make similar allegations against us in the future.

IF OUR PRODUCTS CONTAIN DEFECTS, WE MAY BE SUBJECT TO SIGNIFICANT LIABILITY CLAIMS FROM OUR CUSTOMERS AND THE END USERS OF OUR PRODUCTS AND INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES

Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, certain product returns, diversion of development resources to alleviate such problems, injury to our reputation or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Moreover, because our products are designed to be deployed within business critical communications networks, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims resulting from a defect in one of our products. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in our license agreements

Although MCK maintains product liability insurance covering damages arising from the implementation and use of our products, the terms of our insurance limit the amount and types of damages that are covered and coverage under insurance policies may not be adequate to cover product liability claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

THE ADVERSE RESOLUTION OF LITIGATION AGAINST US COULD NEGATIVELY IMPACT OUR BUSINESS

We are currently a defendant in a class action lawsuit initiated on behalf of holders of MCK Communications, Inc. common shares, which seeks damages of material and indeterminate amounts We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming and expensive, and can distract us from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition. In addition, product liability and other insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a claim is successfully asserted against MCK.

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

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

In the past we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. to enhance the expansion of our business and products. In the future we may consider selective opportunistic acquisitions of companies or businesses with resources and products or service offerings capable of providing us with additional strengths. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include the risk that any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. In addition, an acquisition might adversely effect the business relationships with the Company’s existing suppliers and customers and/or those of the acquired company. Acquired company assets might become impaired as a result of technical advancements or worse-than-expected performance by the acquired company. The merged company may enter markets in which MCK has no, or limited prior experience. If the recently completed acquisition or any future acquisition fails to meet our expectations or if we change the strategic focus of the company, we may decide to sell, close, or otherwise significantly reduce our investment in the acquired technologies which could have an adverse effect on our operating results.

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

A significant percentage of the outstanding shares of our common stock is held by a subset of former MCK directors and their associated entities. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

PROVISIONS OF DELAWARE LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT

Provisions in our certificate of incorporation and by-laws and in Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our directors and management. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so, and the ability of public stockholders to change our management could be substantially impeded by these anti-takeover provisions. For example, we have a staggered board of directors and the right under our charter documents to issue preferred stock without further stockholder approval, which provisions could adversely affect the holders of our common stock.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company asserting a claim for breach of contract against the Company with respect to her employment agreement and a certain restricted stock agreement. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. Provision was made in the Company’s financial statements for the year ended April 30, 2002 for the judgment and related expense. In December 2002, the Company determined not to appeal this judgement and to settle the matter with Ms. Lockhart. The amount of the anticipated settlement will be covered by the earlier provision taken by the Company and no further expenses or liabilities are anticipated as a result of this matter.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants name as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering. The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. An opposition to the motion was filed on behalf of the plaintiffs and a reply brief was filed on behalf of the companies. The fully briefed issues are now pending before the court. The Company believes that the claims against it are without merit and that it intends to defend the actions. No provision has been recorded for this matter.

MCK has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (Entrata). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc.arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (Superwire). Pursuant to a contract with Entrata, MCK was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, MCK paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. Entrata contends that it never received the funds from MCK, and that the funds were diverted to Superwire. Through the lawsuit, Entrata seeks to recover from both MCK and Superwire the full $750,000 that MCK would have owed in 2002. MCK has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgement against each other. These motions may not be decided for several months. As discovery has not yet commenced, it is too soon to assess MCKs likelihood of success in this litigation. Management intends to defend the claims against MCK and prosecute its counterclaims and cross-claims vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting on October 23, 2002. The following actions were voted on at the meeting:

The Election of two Class III Directors for a three-year term:

	For	Withheld

Paul Severino	12,075,191	2,399
Alan B. Levine	12,090,191	2,399

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit No.	Description

Exhibit 10.7	2000 Director Stock Option Plan of the Registrant, as amended

(b)	Reports on Form 8-K

(1)	On August 13, 2002, the Registrant filed a current report on Form 8-K reporting that the Registrant filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (the “Annual Report”) with the Securities amd Exchange Commission.

(2)	On November 7, 2002, the Registrant filed a current report on Form 8-K reporting that the Registrant issued a press release announcing further restructuring actions, and providing revenue expectations for the second fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2002

MCK COMMUNICATIONS, INC
/s/ Glenda Davis

Glenda Davis
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas M. Nolette

Thomas M. Nolette
Vice President Finance, Administration and Operations

/s/ Therese E. Violette

Therese E. Violette
Corporate Controller (Principal Financial Officer)

CERTIFICATIONS

I, Glenda N. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCK Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Glenda Davis

Glenda N. Davis
President, Chief Executive Officer and Director
(Principal Executive Officer)

I, Thomas M. Nolette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCK Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Thomas M. Nolette

Thomas M. Nolette
Vice President Finance, Administration and Operations

I, Therese E. Violette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MCK Communications, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Therese E. Violette

Therese E. Violette
Corporate Controller
(Principal Financial Officer)