Form 10-Q
period 2003-01-31
MCK COMMUNICATIONS INC
filed 2003-03-13
CIK 1093576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-22703

MCK COMMUNICATIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	06-1555163 (I.R.S. EMPLOYER IDENTIFICATION NO.)

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

YES [ X ]	NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [ X ]

As of March 5, 2003, there were 20,519,863 shares of registrant’s Common Stock outstanding.

MCK Communications, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MCK Communications, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

		Unaudited
	April 30,	January 31,
	2002	2003

Assets
Current assets:
Cash and equivalents	$4,554	$2,921
Restricted securities	2,000	2,000
Marketable securities	37,813	36,868
Accounts receivable, net	3,773	2,407
Inventory	1,878	1,632
Prepaids and other current assets	595	550

Total current assets	50,613	46,378
Fixed assets, net	1,529	718
Other assets	105	105
Completed technology	3,978	423

Total assets	$56,225	$47,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,435	$860
Accrued liabilities	4,740	2,538
Accrued compensation and benefits	672	231
Deferred revenue	422	425

Total current liabilities	7,269	4,054
Stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding - 20,421,563 at April 30, 2002 and 20,519,763 at January 31, 2003	20	20
Additional paid-in capital	125,122	124,916
Accumulated deficit	(75,031)	(80,789)
Deferred compensation	(159)	(30)
Accumulated other comprehensive loss	(464)	(444)
Notes receivable from officers	(532)	(103)

Total stockholders’ equity	48,956	43,570

Total liabilities and stockholders’ equity	$56,225	$47,624

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Revenues	$4,051	$3,172	$11,887	$11,158
Cost of goods sold	2,154	1,501	6,596	5,331

Gross profit	1,897	1,671	5,291	5,827
Operating expenses:
Research and development (excluding amortization of stock based compensation of $107 and $15, and $340 and $47 for the three and nine month periods ended January 31, 2002 and 2003, respectively)	1,432	806	5,940	2,429
Sales and marketing (excluding amortization of stock based compensation of $114 and $2, and $397 and $(4) for the three and nine month periods ended January 31, 2002 and 2003, respectively)	2,048	1,131	7,994	3,875
General and administrative (excluding amortization of stock based compensation of $25 and $29, and $165 and $81 for the three and nine month periods ended January 31, 2002 and 2003, respectively)	1,508	690	3,475	2,060
Amortization of stock based compensation	246	46	902	124
Amortization of goodwill and other intangibles	318	318	1,862	955
Impairment of goodwill and other intangibles	—	2,600	14,063	2,600
Restructuring costs	1,454	385	1,904	651
Provision for legal settlement	227	—	1,387	—

Total operating expenses	7,233	5,976	37,527	12,694

Loss from operations	(5,336)	(4,305)	(32,236)	(6,867)
Other income (expense):
Interest expense	(39)	(7)	(46)	(14)
Interest income	269	174	1,200	582
Other income (expense), net	(64)	557	(68)	541

Total other income	166	724	1,086	1,109

Loss before provision for income taxes	(5,170)	(3,581)	(31,150)	(5,758)
Provision for income taxes	—	—	49	—

Net loss	$(5,170)	$(3,581)	$(31,199)	$(5,758)

Basic and diluted net loss per share	$(0.26)	$(0.17)	$(1.55)	$(0.28)

Shares used in computing basic and diluted net loss per share	20,213	20,542	20,088	20,433

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Nine Months Ended
	January 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(31,199)	$(5,758)
Depreciation	1,782	992
Amortization and of goodwill and other intangibles	1,862	955
Impairment of goodwill and other intangibles	14,063	2,600
Loss on disposal of fixed assets	207	43
Stock based compensation	902	146
Changes in operating assets and liabilities:
Accounts receivable	2,323	1,366
Inventory	1,899	246
Prepaids and other current assets	993	46
Accounts payable	(1,838)	(575)
Accrued liabilities	438	(2,164)
Taxes payable	(95)	(38)
Accrued compensation and benefits	(152)	(440)
Deferred revenue	177	3

Net cash used in operating activities	(8,638)	(2,578)
Cash flows from investing activities:
Purchases of property and equipment	(507)	(213)
Sale of marketable securities, net	10,436	944

Net cash provided by investing activities	9,929	731
Cash flows from financing activities:
Net proceeds from employee stock plans	308	84
Payments on notes receivable	—	121

Net cash provided by financing activities	308	205
Effect of exchange rate change on cash	(48)	9

Net increase (decrease) in cash and equivalents	1,551	(1,633)
Cash and equivalents, beginning of period	4,035	4,554

Cash and equivalents, end of period	$5,586	$2,921

Supplemental disclosures of cash flow information:
Repurchase of restricted stock for forgiveness of loan	$—	$115

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of MCK Communications, Inc., and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information not misleading. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial position at January 31, 2003 and the operating results and cash flows for the three and nine month periods ended January 31, 2002 and 2003. The balance sheet at April 30, 2002 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002, as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three and nine months ended January 31, 2003 are not necessarily indicative of the results to be achieved in future quarters or the year ending April 30, 2003.

b.	CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less. Restricted cash includes approximately $2,000,000 pledged to secure a letter of credit in favor of the landlord of the Company’s headquarters in Needham, MA.

c.	MARKETABLE SECURITIES

The Company’s investments consist primarily of commercial paper and money market instruments with maturities of less than one year and are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Unrealized gains relating to available-for-sale securities were approximately $43,000 at January 31, 2003 and $900 at January 31, 2002.

d.	REVENUE RECOGNITION

Revenues from product sales are recognized upon shipment of products to customers and the fulfillment of all contractual terms and conditions pursuant to guidance provided by Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Certain distribution partners have rights to return a contractual percentage of sales. For sales to these partners, revenue is deferred on sales subject to return until such rights have expired. A significant number of contractual arrangements contain price protection provisions whereby the Company is obligated to provide refunds or credits for any decrease in unit prices of product in their inventory. The Company routinely analyzes and establishes, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs. To date these amounts have not been significant.

The Company recognizes service revenues including revenues under non-recurring engineering contracts as the service is provided. Maintenance revenues are deferred and recognized ratably over the contract period. Service and maintenance revenues have not been material.

e.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and unrealized gains (losses) on available-for-sale securities . For the three and nine months ended January 31, 2003, the Company’s comprehensive loss was approximately $3.6 million and $5.8 million, respectively, compared to a comprehensive loss of $5.5 million and $31.2 million, respectively for the three and nine months ended January 31, 2002.

f.	EARNINGS PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires entities to present both basic earnings per share (EPS) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three and nine months ended January 31, 2002 and 2003, 2.26 and 1.3 million options and 3.0 and 1.9 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

g.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002. The Company does not expect the implementation of SFAS No. 148 will have a material impact on its consolidated financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deiverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not impact the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulleting No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entitiy do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is reviewing FIN 46 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

h.	SIGNIFICANT CUSTOMERS

During the three and nine months ended January 31, 2003, two customers that are stocking distributors accounted for 24% and 12%, and 20% and 10% of total revenues, respectively. During the three and nine months ended January 31, 2002, one customer that is a stocking distributor accounted for 15% and 10% of total revenues, respectively.

i.	WARRANTY AND GUARANTIES

The Company offers a one-year basic limited warranty for all its products, including parts and labor. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Warranty activity for the nine months ended January 31, 2003 is as follows (in thousands):

Balance, April 30, 2002	$153
Provision for warranty costs	31
Warranty expenditures	(31)

Balance, January 31, 2003	$153

The Company offers service contracts that may be purchased after a standard warranty has expired. Service contracts may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to cost of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

Activity related to the recognition of deferred service revenue for the nine months ended January 31, 2003 is as follows (in thousands):

Balance at April 30, 2002	$61
Deferral of new service contract sales	83
Recognition of deferred service revenue	(77)

Balance at January 31, 2003	$67

NOTE 2. INVENTORY

Inventory consisted of (in thousands):

	April 30,	January 31,
	2002	2003

		(Unaudited)
Raw materials	$1,594	$1,365
Finished goods	284	267

	$1,878	$1,632

The Company subcontracts its manufacturing operations to independent third parties. Although it is not obligated to do so, the Company expects that it would purchase any of its inventory that the subcontractor has in stock if the arrangement was terminated. The level of inventory generally ranges between $1.0 and $2.0 million.

NOTE 3. DTI AND IMPAIRMENT

In June 2000, the Company acquired all of the outstanding stock of DTI Holdings, Inc. (DTIH), and its wholly owned subsidiary Digital Techniques, Inc. (together DTI), for $12.7 million in cash, including transaction costs, and 364,601 shares of common stock and 101,916 stock options with a fair market value of $10.9 million. The Company engaged an independent firm to determine the value of certain tangible and intangible assets owned by DTIH for the purpose of allocating the total purchase price. The Company allocated approximately $1.6 million of the purchase price to tangible liabilities, $16.8 million to goodwill and other intangibles, $8.0 million to completed technology, and $694,000 to in-process development. During the year ended April 30, 2002, the Company terminated substantially all the DTI staff, which was not contemplated at the date of acquisition. As a result, the Company determined that impairment indicators were evident. The Company evaluated the recoverability of its long-lived assets, including intangibles related to the DTI acquisition and wrote off all remaining unamortized goodwill of $12.4 million and reduced the carrying value of certain identifiable intangibles by $1.7 million to their estimated fair value of $4.9 million at July 31, 2001.

In the quarter ended January 31, 2003, based upon current economic conditions, the Company’s operating results, and the termination of the distribution agreement with one of the Company’s customers, the Company determined that impairment indicators were present. The Company evaluated the recoverability of its long-lived assets including those related to the DTI acquisition and determined the estimated future undiscounted cash flows were below their carrying value at January 31, 2003. Undiscounted cash flows were determined at an enterprise level as the operations and technology of DTI had been integrated with those of the Company. Accordingly, the Company reduced the intangible assets by $2.6 million to their estimated fair value of $0.4 million. The estimated fair value was based on anticipated future cash flows discounted at a rate of 25%, which is commensurate with the risk involved. The Company anticipates that this intangible asset will be fully amortized by July 31, 2005.

Effective May 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 affects the Company’s treatment of goodwill and other intangible assets. SFAS No. 142 requires that intangible assets be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives ceased.

Had SFAS No. 142 been adopted for the three and nine month periods ending January 31, 2002, the impact on net loss and loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

(In thousands, except per share amounts)	2002	2003	2002	2003

Net loss	($5,170)	(3,581)	($31,199)	(5,758)
Add back goodwill amortization	—	—	827	—

Adjusted net loss	($5,170)	($3,581)	($30,372)	($5,758)

Basic and diluted loss per share	($0.26)	($0.17)	($1.55)	($0.28)
Add back goodwill amortization	—	—	0.04	—

Adjusted loss per share	($0.26)	($0.17)	($1.51)	($0.28)

At January 31, 2003, the components of intangible assets subject to amortization, which consist principally of purchased technology, are as follows (in thousands):

Gross carrying value	$2,332
Accumulated amortization	(1,909)

$423

Aggregate amortization expense for the three and nine months ended January 31, 2003 was $318,000 and $955,000, respectively

NOTE 4. RESTRUCTURING

During the year ended April 30, 2002, due to the continued downturn in the economic environment , the Company instituted a number of actions to streamline operations. These actions included closing the Company’s Texas operations and personnel reductions at the Company’s Needham and Calgary locations. In connection with these actions, the Company recorded aggregate charges of approximately $1.5 million related to the costs of severance, related benefits and outplacement services. The consolidation and reorganization resulted in aggregate reductions of our workforce by approximately 126 employees, or 66% of our workforce. In addition, the Company recorded a provision of approximately $250,000 related to remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities and abandoned. The Texas facility lease obligations expire in August 2004. The Company also recorded a charge of approximately $1.5 million in connection with a sublease of part of its space at the Needham location through the remaining lease term and recorded a charge of approximately $800,000 related to fixed assets and leasehold improvements at that facility. The Needham facility lease obligation expires in February 2007. During October 2002, the Company reviewed the adequacy of the remaining reserves related to these restructuring accruals and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in the quarter ended October 31, 2002.

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

During the quarter ended January 2003, the Company announced a leadership change within the senior management team, involving the departure of President and CEO Ms. Glenda Davis, as well as her resignation from the Board of Directors. The Company recorded an aggregate charge of approximately $385,000 related to the cost of severance, related benefits and outplacement services. In connection with her departure from the Company in January 2003, the Company repurchased 100,000 shares of restricted stock held by Ms. Davis for the fair market value of $115,000, which was applied against the outstanding balance of Ms. Davis’ promissory note to the Company. The Company forgave the remaining balance due under the promissory note and agreed to reimburse Ms. Davis for certain income tax consequences (but not any interest, penalties or fees) which may result from the forgiveness of the balance of the loan. The stock repurchase and partial loan forgiveness were negotiated as part of the CEO’s separation arrangements and supercede the Company’s earlier determination that the loan was not subject to repayment. Ms. Davis’ severance costs will be paid out through January 2004.

The following table summarizes the restructuring activity for the nine months ended January 31, 2003 (in thousands):

	Employee	Facility
	Termination	Exit Costs
	Costs

Balance, April 30, 2002	$475	$1,757
Paid	(294)	(318)

Balance July 31, 2002	181	1,439
Restructuring provision (reversal), net	276	(10)
Paid	(91)	(275)

Balance October 31, 2002	366	1,154
Restructuring provision (reversal), net	385	—
Paid	(207)	(100)

Balance January 31, 2003	$544	$1,054

NOTE 5. LEGAL MATTERS

On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company asserting a claim for breach of contract against the Company with respect to her employment agreement and a certain restricted stock agreement. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. Provision was made in the Company’s financial statements for the year ended April 30, 2002 for the judgment and related legal expense. In December 2002, the Company determined not to appeal this judgement and settled the matter with Ms. Lockhart. The amount of the settlement was covered by the earlier provision taken by the Company and no further expenses or liabilities are anticipated as a result of this matter.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants named as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the MCK defendants. The Company will answer the complaint and respond to any discovery served. The Company believes that the claims against it are meritless and that it intends to defend the action. No provision has been recorded for this matter.

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

Note 6. Settlement Agreement

During the quarter ended January 31, 2003, the Company agreed to terminate a Development and Distribution Agreement with one of its OEM partners. Under the terms of the agreement, the customer made a payment of $500,000 as consideration for the release from its contractual obligations under the original agreement. The amount of the proceeds have been included in Other Income for the quarter ended January 31, 2003.

Note 7. Subsequent Event

On February 12, 2003, the Company and one of its OEM partners agreed to terminate its OEM Development and Supply Agreement and settle all disputes between the two companies. Under the terms of the agreement, the customer made a payment of $180,000 to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements regarding future events and are subject to risks and uncertainties. The forward-looking statements contained herein are based on current expectations. We wish to caution you that there are some factors that could cause actual results to differ materially from the results indicated by such statements. Factors that might cause such a difference include, among other things, those set forth under Overview and Liquidity and Capital Resources included in this section and under Factors Affecting Future Operating Results and Stock Price and those appearing elsewhere in this Form 10-Q. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

MCK Communications is a leading provider of products that enable businesses to unleash the power of their voice communications systems by:

•	extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, home workers and mobile employees over public and private networks;

•	bundling with service providers to unite customer premise equipment (CPE) and network services to deliver new outsourced, value added PBXextension services;

•	bridging technology gaps between traditional and next generation (nextgen) applications (i.e., unified messaging), IP switches (CPE or hosted) and devices (i.e., IP telephones) to enable enterprises ease of technology migration; and

•	Embedding digital to digital or digital to analog conversion of PBX/KTS signaling into standard audio to facilitate the recording of voice calls for future use in support of a range of recording applications.

This combination enables a more open enterprise. We market and distribute our products through an international network of distributors, resellers, equipment providers and service providers. We are headquartered in Needham, Massachusetts, have a development center in Calgary, Canada, and maintain a sales and marketing office in the United Kingdom.

From our inception in 1989 through 1993, we were a small company based in Calgary, Canada that designed and marketed a number of niche, voice products targeted at the oil industry. Commencing in 1993, we altered our business focus and began developing remote voice access products for enterprise telephone systems by using the technology derived from this initial business. These efforts led to the development of our EXTender product line. During the period from 1993 through 1995, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, and developing our initial OEM relationships. We shipped our first remote voice access product, the MCK EXTender™ 1000, in 1995. From 1995 until 2000, we focused our research and development efforts on developing additional single user remote voice access products and their product enhancements as well as our initial multi-user products for use in branch offices. In addition, we established a product validation laboratory, built international indirect sales channels, developed additional technology relationships, and established our sales, marketing and customer support organizations. Since early 2001, we have streamlined and strengthened our operations while integrating the prior year acquisition and expanding our product line to include ConneX application specific gateways that support mobile and teleworking environments and a broader range of devices. Also during this time, we expanded the range of networks supported with an emphasis on wireline and wireless networks, added a higher end branch product, created technologies to enable a more open enterprise and expanded the range of protocols supported across our products including our embedded gateway product line. For the latter, we also expanded the range of applications supported.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2002	2003	2002	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.2%	47.3%	55.5%	47.8%

Gross profit	46.8%	52.7%	44.5%	52.2%
Operating expenses:
Research and development	35.3%	25.4%	50.0%	21.8%
Sales and marketing	50.6%	35.6%	67.2%	34.7%
General and administrative	37.2%	21.8%	29.2%	18.5%
Amortization of stock based compensation	6.1%	1.5%	7.6%	1.1%
Amortization of goodwill and other intangibles	7.8%	10.0%	15.7%	8.6%
Impairment of goodwill and other intangibles	—	82.0%	118.3%	23.3%
Restructuring costs	35.9%	12.1%	16.0%	5.8%
Provision for legal settlement	5.6%	—	11.7%	—

Total operating expenses	178.5%	188.4%	315.7%	113.8%

Loss from operations	(131.7)%	(135.7)%	(271.2)%	(61.6)%
Other income (expense):
Interest expense	(1.0)%	(0.2)%	(0.3)%	(0.1)%
Interest income	6.6%	5.5%	10.0%	5.2%
Other income (expense), net	(1.6)%	17.5%	(0.5)%	4.9%

Total other income	4.0%	22.8%	9.2%	10.0%

Loss before provision for income taxes	(127.7)%	(112.9)%	(262.0)%	(51.6)%

THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

Revenues. Revenues decreased from $4.1 million for the three months ended January 31, 2002 to $3.2 million for the three months ended January 31, 2003, a decrease of $0.9 million or 21.7%. This overall decrease was mainly attributable to a 56% decline in our OEM sector, a 53% decline in our Canadian market and a 77% decline in our European market, partially offset by a 12% increase in U.S. distributor sales. Additionally, the prolonged slow down in the economy continues to have a negative impact on capital spending, which has had a negative impact on our business. We will continue to work with our distribution partners to increase revenues. However, our revenues and gross profit could decrease if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold decreased from $2.2 million for the three months ended January 31, 2002 to $1.5 million for the three months ended January 31, 2003, a decrease of $0.7 million or 30.3%. This decrease was primarily related to the overall decrease in revenues and units sold. Gross profit increased from 46.8% for the three months ended January 31, 2002 to 52.7% for the three months ended January 31, 2003. The increase in gross profit was primarily attributable to the closing of our operation in Texas, our shift to a 100% subcontracting model, effective inventory management that eliminated further obsolesence provisions and other general cost reduction initiatives. However, we expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development. Research and development expense decreased from $1.4 million for the three months ended January 31, 2002 to $0.8 million for the three months ended January 31, 2003, a decrease of $0.6 million or 43.7%. This decrease was due primarily to decreases in staffing at the Company’s Needham location and consolidation to our Calgary location as a result of our restructuring activities. We expect our research and development expenses to remain relatively flat.

Sales and marketing. Sales and marketing expenses decreased from $2.0 million for the three months ended January 31, 2002 to $1.1 million for the three months ended January 31, 2003, a decrease of $0.9 million or 43.1%. This decrease was primarily due to decreases in staffing of sales and marketing personnel to effectively align with the reduced revenues. We expect our current sales and marketing spending levels to remain relatively flat.

General and administrative. General and administrative expenses decreased from $1.5 million for the three months ended January 31, 2002 to $0.7 million for the three months ended January 31, 2003, a reduction of $0.8 million or 54.2%. This decrease was primarily due to a decrease in staffing in our accounting, MIS and human resource groups following operations consolidation as a result of our restructuring activities. We expect our current general and administrative spending levels to remain relatively flat.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount initially recorded represented the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $246,000 and $46,000 of stock-based compensation expense in the three months ended January 31, 2002 and 2003, respectively. The decrease in stock-based compensation for the three months ended January 31, 2003 was due to the accelerated vesting provisions and the headcount reductions from our restructurings resulting in fewer options continuing to vest.

Amortization of goodwill and other intangibles. In conjunction with our acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $318,000 of amortization expense related to completed technology in the three months ended both January 31, 2002 and 2003.

Impairment of goodwill and other intangibles. During the three months ended January 31, 2003, we evaluated the recoverability of our long lived assets including intangibles related to our DTI acquisition. We determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, we recorded a $2.6 million impairment write down of the carrying value of certain identifiable intangibles to their estimated fair value of $0.4 million. As a result of this charge, amortization expense will be reduced from approximately $318,000 per quarter to approximately $50,000 per quarter through July 2005.

Restructuring costs. During January 2003, we announced a leadership change within our senior management team, involving the departure of our President and CEO Ms. Glenda Davis, as well as her resignation from our Board of Directors. We recorded an aggregate charge of approximately $385,000 related to the cost of severance and related benefits . Ms. Davis’ severance costs will be paid out through January 2004.

Other income (expense). Other income (expense) consists primarily of interest income(expense) and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) increased from income of $166,000 for the three months ended January 31, 2002 to $724,000 for the three months ended January 31, 2003, an increase of $558,000. This increase was primarily due to an increase in other income, which increased from an expense of $64,000 for the three months ended January 31, 2002 to income of $558,000 for the three months ended January 31, 2003. This increase was primarily related to $500,000 received from a settlement agreement terminating a development and distribution agreement between the Company and one of its OEM partners.

NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

Revenues. Revenues decreased slightly from $11.9 million for the nine months ended January 31, 2002 to $11.2 million for the nine months ended January 31, 2003, a decrease of $0.7 million or 6.1%. Although sales in the OEM sector and Canadian and DTI markets decreased by 54%, 74% and 25% respectively, these were offset by an increase in U.S. distributor sales of 49% and sales to the ILEC’s of 28%. Despite the overall increase in U.S. distributor sales, the prolonged slow down in the economy continues to have a negative impact on capital spending, which has had a negative impact on our business. We will continue to work with our distribution channels to increase revenues. However, our revenues and gross profit could decrease if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold decreased from $6.6 million for the nine months ended January 31, 2002 to $5.3 million for the nine months ended January 31, 2003, a decrease of $1.3 million or 19.2%. This decrease was primarily related to the closing of our operation in Texas, our shift to a 100% subcontracting model, and effective inventory management that eliminated further obsolesence provisions. Gross profit increased from 44.5% for the nine months ended January 31, 2002 to 52.2% for the nine months ended January 31, 2003. The increase in gross profit was primarily attributable to the closing of our operation in Texas, our shift to a 100% subcontracting model, and effective inventory management that eliminated further obsolesence provisions. However, we expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development. Research and development expense decreased from $5.9 million for the nine months ended January 31, 2002 to $2.4 million for the nine months ended January 31, 2003, a decrease of $3.5 million or 59.1%. This decrease was due primarily to decreases in staffing at the Company’s Needham location and consolidation to our Calgary locations as a result of our restructuring activities.

Sales and marketing. Sales and marketing expenses decreased from $8.0 million for the nine months ended January 31, 2002 to $3.9 million for the nine months ended January 31, 2003, a decrease of $4.1 million or 51.1%. This decrease was primarily due to decreases in staffing of sales and marketing personnel as a result of our restructuring activities.

General and administrative. General and administrative expenses decreased from $3.5 million for the nine months ended January 31, 2002 to $2.1 million for the nine months ended January 31, 2003, a decrease of $1.4 million or 40.7%. This decrease was primarily due to decreases in staffing in our accounting, MIS and human resources groups due to operations consolidation as a result of our restructuring activities.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. We recorded $902,000 and $124,000 of stock-based compensation expense in the nine months ended January 31, 2002 and 2003, respectively. The decrease in stock-based compensation for the nine months ended January 31, 2003 was due to the accelerated vesting provisions and the headcount reductions from our restructurings resulting in fewer options continuing to vest.

Amortization of goodwill and other intangibles. In conjunction with the acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $1.9 million and $955,000 of amortization expense related to goodwill and intangibles in the nine months ended January 31, 2002 and 2003, respectively.

Impairment of goodwill and other intangibles. During the nine months ended January 31, 2003, we evaluated the recoverability of our long lived assets including intangibles related to our DTI acquisition. We determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, we recorded a $2.6 million impairment write down of the carrying value of certain identifiable intangibles to their estimated fair value of $0.4 million. As a result of this charge, amortization expense has been reduced from approximately $318,000 per quarter to approximately $40,000 per quarter. During the nine months ended January 31, 2002, we determined the carrying value of our goodwill and certain identifiable intangible assets exceeded the estimated undiscounted future cash flows related to the business. As a result, a special charge was recorded to write off $12.4 million of our goodwill and reduce the carrying value of certain identifiable intangible assets by $1.7 million to their estimated fair value of $4.9 million.

Restructuring costs. During July 2001, our consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15% or 35 employees. In conjunction with this action, we recorded a charge of approximately $450,000 for the costs of severance, related benefits and outplacement services.

During November 2001, we closed the Texas operations and undertook further headcount reductions at our Needham and Calgary facilities, which resulted in an overall reduction of 75 employees or 45% of our workforce. In connection with these actions, we recorded a charge of approximately $1 million for the cost of severance, related benefits and outplacement services in the quarter ended January 31, 2002. In addition, we recorded a provision of approximately $350,000 related to anticipated costs less assumed sublease payments of approximately $230,000 for estimated remaining lease obligations for our Texas operations, and a charge of approximately $200,000 related to fixed assets previously used at those facilities.

During October 2002, we reduced headcount at our Needham and Calgary locations in order to align staff to lower revenues and continue to match our staffing needs to our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 20% or 15 employees. In conjunction with this action, we recorded an aggregate charge of approximately $325,000 for the costs of severance and related benefits and outplacement services. In addition, we reviewed the adequacy of our remaining reserves related to the prior restructuring activities and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in October 2002.

During January 2003, we announced a leadership change within our senior management team, involving the departure of our President and CEO Ms. Glenda Davis, as well as her resignation from our Board of Directors. We recorded an aggregate charge of approximately $385,000 related to the cost of severance and related benefits. Ms. Davis’ severance costs will be paid out through January 2004. The October 2002 and January 2003 restructuring measures are expected to save the Company approximately $1 million on an annual basis.

Other income (expense). Other income (expense), consists primarily of interest income, miscellaneous income and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) remained level at income of $1.1 million for the nine months ended January 31, 2002 and January 31, 2003. This was primarily due to a decrease in interest income, which decreased from $1.2 million for the nine months ended January 31, 2002 to $581,000 for the nine months ended January 31, 2003. This decrease was related to a reduction in short-term interest rates combined with reduced cash reserves. However, this reduction in interest income was offset by an increase in other income, which increased from an expense of $68,000 for the nine months ended January 31, 2002 to income of $542,000 for the nine months ended January 31, 2003. This increase was primarily related to the $500,000 received from a settlement agreement terminating a development and distribution agreement between us and one of our partners.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003, our principal sources of liquidity consisted of cash and equivalents of $2.9 million and marketable securities of $36.9 million. This represents a decrease in cash and equivalents and short-term investments of $2.6 million compared to April 30, 2002. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash used in operating activities was $2.6 million for the nine months ended January 31, 2003, as compared to $8.6 million for the nine months ended January 31, 2002. The primary reason for the decline is the lower net loss for the period ended January 31, 2003,

Net cash provided by investing activities was $731,000 for the nine months ended January 31, 2003 primarily reflects the sale of marketable securities of $944,000, offset by purchases of property and equipment of $213,000. Net cash provided by investing activities of $9.9 million for the nine months ended January 31, 2002 primarily reflects the sale of marketable securities of $10.4 million partially offset by the purchase of property and equipment of $507,000.

Net cash provided by financing activities was $205,000 for the period ended January 31, 2003 compared to $308,000 for the period ended January 31, 2002.

Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations that will be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We expect to devote our capital resources to continue our research and development efforts to prudently enhance our existing products and fund new product development initiatives targeted at the growing telephony applications in business markets, to hire and expand our sales, support, marketing and product management organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would decrease interest income by approximately $348,000 on an annual basis.

Foreign Currency Exchange Rate Risk. Products sold outside of North America are primarily transacted in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at January 31, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $336,000. To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations.

At January 31, 2003, we did not own any equity investments. Therefore, we did not have any direct equity price risk.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

WE ARE EXPOSED TO GENERAL ECONOMIC AND WORLDWIDE POLITICAL CONDITIONS

As a result of unfavorable economic conditions, the effects of war and acts of terrorism, reduced capital spending by our enterprise end users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales have declined significantly since the second half of our fiscal year ended April 30, 2001. This economic downtown has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will be seriously harmed if current economic conditions do not improve. Specifically, if our customers continue to purchase fewer products from us, our current inventories will be exposed to technological obsolescence, thus requiring us to reduce the value of that inventory on our balance sheet. Additionally, the slow down may impact our customers’ ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings or take products back in return.

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX AND KTS SYSTEM VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success depends to a significant degree upon our relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Infrontia (formerly known as Nitsuko), Nortel, NEC, Panasonic and Toshiba, among others, and their associated channel distribution partners. The systems sold by these vendors account for approximately 85% of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal quarter ended January 31, 2003 were attributable to products which interoperate with enterprise voice systems offered by these vendors. Given that our products interface with a broad range of switches, if we have difficulty in implementing these interfaces on new products, it could delay growing new revenues. Furthermore, we may not have access in the future to the switch specific protocols for the major telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and packet networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

The market for enterprise voice solutions is increasingly more competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships with service providers. For instance, Nortel Networks, Avaya and more recently, Intel have released products which compete directly with our products. KTS vendors have announced networked implementations. Multiple vendors are offering IP or wireless based systems which are displacing legacy environments. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support and may result in charges, write-offs, etc. as we transition our product line and offer products to address emerging enterprise voice opportunities. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

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

OUR ABILITY TO FURTHER REDUCE COSTS IS LIMITED BY OUR ONGOING NEED TO INVEST IN RESEARCH AND DEVELOPMENT.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. In an effort to control expenses, we have significantly reduced our research and development spending. To remain competitive, we may be required to increase our spending levels in this area, which could increase our operating costs in the future.

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

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

We currently use two independent manufacturers, Mack Technologies and OEM Worldwide, to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of six months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips is particularly strong and may lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

International sales represented 11% of our revenues for the nine months ended January 31, 2003, and 20% of our revenues for the fiscal year ended April 30, 2002. While we expect sales to international markets to increase as a percentage of revenues in the future, international sales are subject to a number of risks, including:

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

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE

Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could resulting significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have one issued patent. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We expect that the use of our intellectual property will become more difficult to monitor if we increase our international presence. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. Such access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, could seriously harm our future operating results, and may not prove successful.

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

In addition, because of the ability of our products to interoperate with the protocols of various PBX vendors is based upon our prior development work and/or agreements with those vendors, we have in the past had PBX vendors assert that our products infringe their trade secrets or other intellectual property rights, and it is possible that similar claims will be made in the future. Such claims may also be precipitated by the declining product sales being experienced by all of the major PBX vendors, and the trend toward more open, interoperable solutions that do not favor switch-specific offerings. MCK has and would in the future defend against any such claims vigorously.

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

THE ADVERSE RESOLUTION OF LITIGATION AGAINST US COULD NEGATIVELY IMPACT OUR BUSINESS

We are currently a defendant in a class action lawsuit initiated on behalf of holders of our common shares, which seeks damages of material and indeterminate amounts We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming and expensive, and can distract us from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition. In addition, product liability and other insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a claim is successfully asserted against us.

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

DIFFICULTIES AND FINANCIAL BURDENS ASSOCIATED WITH ACQUISITIONS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS

In the past we acquired all of the outstanding stock of DTI Holdings, Inc. and its wholly owned subsidiary Digital Techniques, Inc. to enhance the expansion of our business and products. In the future we may consider selective opportunistic acquisitions of companies or businesses with resources and products or service offerings capable of providing us with additional strengths. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include the risk that any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. In addition, an acquisition might adversely effect the business relationships with our existing suppliers and customers and/or those of the acquired company. Acquired company assets might become impaired as a result of technical advancements or worse-than-expected performance by the acquired company. The merged company may enter markets in which we have no, or limited prior experience. If the recently completed acquisition or any future acquisition fails to meet our expectations or if we change the strategic focus of the company, we may decide to sell, close, or otherwise significantly reduce our investment in the acquired technologies which could have an adverse effect on our operating results.

If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. To pay for a future acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender or obtain financing on unfavorable terms. We might incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs. This might include write-offs related to office closures, including costs relating to termination of employees and facility and leasehold improvement charges relating to vacating premises. If we use capital stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced, as would the funds available to fund our operations or to use for other purposes.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company asserting a claim for breach of contract against the Company with respect to her employment agreement and a certain restricted stock agreement. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgment against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. Provision was made in the Company’s financial statements for the year ended April 30, 2002 for the judgment and related expense. In December 2002, the Company determined not to appeal this judgement and to settle the matter with Ms. Lockhart for $1,100,000. The amount of the settlement was covered by the earlier provision taken by the Company and no further expenses or liabilities are anticipated as a result of this matter.

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants named as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the MCK defendants. The Company will answer the complaint and respond to any discovery served. The Company believes that the claims against it are meritless and that it intends to defend the action. No provision has been recorded for this matter.

The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (Entrata). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (Superwire). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgement against each other. These motions may not be decided for several months. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims and cross-claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None

(b)	Reports on Form 8-K

(1)	On November 7, 2002, the Registrant filed a current report on Form 8-K reporting that the Registrant issued a press release announcing further restructuring actions, and providing revenue expectations for the second fiscal quarter of 2003.

(2)	On January 21, 2003, the Registrant filed a current report on Form 8-K reporting the departure of President and CEO Glenda Davis, as well as her resignation from the Company’s Board of Directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2003

MCK COMMUNICATIONS, INC /s/ Thomas M. Nolette
Thomas M. Nolette Acting Chief Executive Officer VP Operations and Finance (Principal Executive Officer)
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

Date: March 13, 2003

/s/ Thomas M. Nolette
Thomas M. Nolette
Acting Chief Executive Officer
VP Operations and Finance
(Principal Executive Officer)

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

Date: March 13, 2003

/s/ Therese E. Violette
Therese E. Violette
Corporate Controller
(Principal Financial Officer)