Form 10-K
period 2003-04-30
MCK COMMUNICATIONS INC
filed 2003-06-27
CIK 1093576

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: April 30, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number  0-22703

MCK Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1555163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

117 Kendrick Street, Needham, MA	02494
(Address of principal executive offices)	(Zip code)

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

      Yes ☐     No ☒

      The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of October 31, 2002, was approximately $13,115,154 based upon the last sales price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

      At June 3, 2003 the registrant had outstanding 20,536,655 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      None

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

PART I

Item 1.     Business

Overview

      MCK is a leading provider of products that deliver distributed voice communications by enabling businesses to extend the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks. Business telephone systems consist of private branch exchange (“PBX”) systems and key systems (“KTS”). Whereas key systems are used in medium and small businesses or smaller locations within larger companies, PBXs are the most commonly used telephone systems in large corporations. PBXs deliver such features as 3- or 4-digit internal dialing, conferencing, call transfer and call forwarding. PBXs also generally support a range of telephony applications such as voicemail, automatic call distribution, auto attendant, call accounting and interactive voice response.

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

      In addition, our Extender products provide enterprises or service providers flexible choices for managing their path to the future by leveraging their current infrastructure investments while taking advantage of next generation “nextgen” telephony systems (i.e., CPE and/or hosted IP switches), applications (i.e., unified messaging) and devices (i.e., Internet Protocol (“IP”) phones, wireless devices) to provide employees enriched telephony experiences.

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

      We market and distribute our products through an international network of distributors, resellers, equipment providers, system integrators, service providers and, to a lesser extent, through direct sales. We are headquartered in Needham, Massachusetts and have a development center in Calgary, Canada. We also maintain a sales office in the United Kingdom and a sales offices in Toronto and Montreal, Canada, as well as multiple locations throughout the United States. We outsource our manufacturing to a manufacturer that provides full turnkey services including material procurement, final assembly, test, shipment to our customers, and warranty services.

      Our customer support efforts complement our distribution partners’ offerings Our sales force and marketing efforts are primarily directed at supporting the sales efforts of our indirect distribution partners and developing brand awareness.

      On April 21, 2003, we entered into a definitive Agreement and Plan of Merger with Verso Technologies, Inc. (“Verso”), and Mickey Acquiring Sub, Inc., a wholly-owed subsidiary of Verso (the “Merger Sub”), as amended by the First Amendment to Agreement and Plan of Merger dated as of April 21, 2003 and the Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, pursuant to which Merger Sub will be merged with and into MCK, with MCK to survive the merger as a wholly-owned subsidiary of Verso. In connection with the merger, an aggregate of 18,280,000 shares of Verso common stock will be issued in exchange for all of the shares of our common stock outstanding at the time of the merger. In addition, in connection with the closing of the merger, we will declare a dividend payable to our stockholders of record immediately prior to the effective time of the merger. We estimate that the aggregate amount of the dividend will be between $28 million and $30 million, subject to adjustment in accordance with the merger agreement, as amended. The record date for the dividend has not yet been set. Pursuant to the merger agreement, as amended, Verso will not assume or substitute options for any stock options outstanding and unexercised pursuant to our stock option plans. We will take all necessary actions to ensure that each outstanding employee stock option, whether vested or unvested, will, subject to consummation of the merger, become fully vested and exercisable and that each stock option plan will terminate as of the effective time of the merger. The merger is expected to close in the third quarter of 2003, after approval by our stockholders, and the satisfaction of all other conditions to the merger.

Industry Background

      Most businesses today have deployed separate networks to support voice and data communications. As these businesses evolve to unite their geographically distributed locations such as branch or satellite locations and an increasingly virtual workforce either working at home or on the road, new demands are being placed on the traditionally localized voice communications networks. While data networks have evolved to meet this challenge by offering high-speed remote data access and a high degree of interoperability among data systems and components, telephony systems and voice networks have remained largely centralized and switch-specific with limited multi-vendor interoperability. Consequently, providing cost-effective, company-wide telephony services and applications to all locations and employees can be challenging.

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

     Enterprise Data Networks

      Initially, data networks were built to interconnect mainframe computers that served a single office location. They were accessible by a limited number of users and were often too costly for small organizations. Over the past 20 years, advances in open-systems, computer processing and networking technology have altered this centralized model to deliver cost-effective, high-speed distributed information processing and communications by using a distributed client-server architecture. This enables companies to deploy equipment from multiple vendors that is interoperable across local area networks (“LANs”), or wide area networks (“WANs”), using standard communication protocols, internetworking technologies, and industry-standard system management platforms. These same developments have also facilitated widespread data access through the deployment of remote access equipment capable of extending the reach of data networks beyond corporate locations over public and private networks.

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

     Enterprise Voice Networks

      Enterprise telephony systems are generally based on a circuit-based architecture and telephone equipment known as PBX’s (Private Branch Exchanges). Given the mission critical nature of voice communications and related applications, enterprise voice systems have been architected with numerous built-in fault tolerant and redundancy features and are designed to deliver 99.999% up-time reliability. In addition to delivering reliable voice service, PBXs have the capability to serve as the platform for more than 500 critical voice features and applications, including:

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

      Despite the reliability and functionality of centralized circuit-based voice networks, the features, applications and inter-connectivity of traditional PBX systems and their switch-specific architectures make it difficult to integrate them with other systems and applications. Furthermore, they are not inexpensively networked to outlying offices or teleworkers. A number of factors have created this deficiency. PBX-based telephone systems are bandwidth constrained making them poor at networking, not easily integrated with other traffic types, such as data and video, and the quality of their voice transmission degrades beyond a limited distance. In addition, the high cost associated with deploying a PBX system and its supported voice applications typically makes them prohibitively expensive for smaller locations. Accordingly, companies seeking to extend voice services to outlying locations and/or incorporate new applications have traditionally had the following voice options, all of which have significant limitations:

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

•	IP PBXs. Recently introduced voice switches from voice and data networking vendors, such as LAN and Windows NT-server based PBXs, are based on data standards and tend to be more open than traditional PBX systems. Although providing new alternatives for medium to smaller locations, they lack the full feature set of the traditional PBXs, have limited ability to network with the proprietary, circuit-switched PBXs, limit business reach either to a LAN or nextgen network environment and provide less than the 99.999% service availability typically expected by the customer. In addition, IP based solutions require the use of IP phones. These are typically less reliable, less feature rich and more expensive than traditional phone sets. Although improvements are being made, most IP based solutions continue to fall short of business expectations.

•	IP enabled PBX. Over the last 12 months many main stream PBX manufacturers have introduced migration plans for traditional or legacy infrastructures. These migration strategies allow the use of existing handsets and applications to varying degrees. These upgrades tend to be expensive, and somewhat complex, for most enterprises to deploy, but nonetheless do supply a viable alternative to reach off premise facilities of the enterprise, and realize the cost efficiencies promised by converged networks.

•	Centrex. Centrex is a business telephone service that is offered by local telephone companies from their central offices. While Centrex offers some of the same features as PBXs, its effectiveness is constrained by phone companies’ capacity, its lack of interoperability with PBXs, its geographic limitations and its reliance upon the local phone company for service and support. Adding new services for a Centrex provider is time consuming, expensive, cumbersome and provisioning complexity can often prohibit customer acceptance.

•	Off-Premises Extension. An Off-Premises Extension is a dedicated telephone line that originates from a PBX and extends a subset of PBX features and applications to remote users. These offerings cannot support digital telephone sets, and require an expensive dedicated leased line or private network connection.

      The inability of most of these solutions to fully integrate with the PBX has caused businesses to deploy separate voice networks for their outlying offices, limiting the effectiveness of company communications and increasing the burden on systems administrators. In addition, companies seeking to provide business telephony for their teleworking employees aren’t provided cost-effective, full-featured solutions.

     Enterprise Voice Evolution

      As business organizations decentralize, distributed networks are becoming increasingly important. While data networks have evolved to meet this critical business requirement, there is a similar need for a suitable voice solution that cost-effectively utilizes the company’s voice systems, its features and its applications to offer company-wide voice applications to all employees. This includes employees at smaller outlying offices, telecommuters and mobile workers. Furthermore, in order to lower costs and simplify network administration, companies are increasingly demanding that distributed voice and data services be offered over the same centrally-managed communications infrastructure. This convergence of voice and data is made possible by technology that can convert voice transmissions into packets of data and advances in Quality of Service (QoS) which enable the transmission of voice over private managed data networks and public data networks, such as managed IP networks.

      As a result of their reliability, the wide variety of applications supported and the size of their installed base, proprietary, circuit-switched PBXs are pervasive in the enterprise arena and are likely to remain entrenched as the central system delivering enterprise voice on which new applications are developed and deployed for many years to come. However, businesses are looking to IP-enable their present systems to support taking advantage of their data networks and lower communications costs as well as to take advantage of emerging access networks in support of an increasingly virtual workforce. Most PBX and KTS system manufacturers are IP enabling their systems through IP trunk cards in order to provide multi-site connectivity. Some vendors are developing converged systems which support both TDM and IP backplanes.

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

      Over the next five to ten years, co-existence, in the form of hybrid or converged solutions, will likely prevail. This will allow an enterprise to leverage their existing infrastructures while having flexible choices for experiencing new solutions. Resulting solutions will support new platforms inter-working with legacy switches and applications, support legacy and IP voice terminals, support feature richness through digital line interfaces to preserve the user experience, as well as support CPE and service providers network environments.

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

      MCK’s solutions address the access or line side of the enterprise voice environment. MCK’s solutions support the majority of PBX and KTS systems in the industry. By packetizing both the voice traffic and CPE signaling information, MCK’s products deliver full-featured business telephony and applications to an end user via a range of devices — each of which are enabled to function as digital sets. MCK’s products also offer a centrally-managed interface to the main system and have the capability of packetizing and transmitting voice and signaling information over both traditional circuit-based voice and data networks as well as emerging wired and wireless packet networks. This enables end users to access their company’s voice system from anywhere — outlying offices, home offices, temporary offices and while on the road — while preserving the experience they have come to expect. This experience includes: four digit dialing, calling party display, call waiting/holding/forwarding/transfer/conferencing, telephony applications, etc. over any network and thru any telephony enabled device — whether wired, cordless or wireless.

      Supporting the broadest range of protocols, networks and devices, MCK solutions fulfill the market need for widespread interoperability, creating a more “open” enterprise by enabling business quality voice anytime, anywhere, over any network. Our solutions support Alcatel, Avaya (Definity and MAGIX), Ericsson (MD110 and BP250), Iwatsu (ADIX), NEC (NEAX, Elite), Nitsuko (I-series), Nortel (Meridian and Norstar), Panasonic (DBS) and Toshiba (Strata DK), representing over three quarters of the U.S. installed PBX and KTS base. They also provide users choices in access networks (e.g., analog, IP, ISDN, T1, E1, Frame Relay, cellular, ATM or wireless) and devices (e.g., analog, digital, cordless, mobile or IP phones). With the business appeal of an “appearance of one” that is seamlessly connected in a virtual community, an enterprise becomes a unified company for its employees and callers.

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

      When many companies talk about convergence, they refer to voice and data over a unified IP network. At MCK, we’re committed to a more open enterprise by delivering convergence along three dimensions. We:

•	Extend enterprise voice to distant locations through voice over a variety of networks, not just IP, creating an appearance of one company-wide system meeting the telephony needs of:

•	Mobile workers (campus wide or over cellular)

•	Employees working at home

•	Branch office workers

•	Remote call center agents

•	Bundle with service providers to:

•	Unite CPE and network services to deliver new value added PBX extension services

•	Blend PSTN and wireless networks for greater portability while eliminating infrastructure restrictions

•	Bridge technology gaps between existing and nextgen applications, switches and services to enable company managed migration from legacy to nextgen systems.

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

Packet Voice Architecture. Our extensive experience in packetizing voice, voice signaling information and voice applications enables us to deliver a complete distributed voice solution over traditional circuit-based, packet-based and wireless networks. We have expanded our original proprietary Remote Voice Protocol (“RVP”) software platform to include a Common Terminal Protocol, Common Network Protocol and Common Switch Protocol. Using these, we packetize, compress, encode, transmit and decode voice, interfacing with a broad range of switches, to a diverse range of devices over a range of networks, providing enterprises and services providers broad business reach alternatives. Networks supported include asynchronous transfer mode, or (“ATM”), digital subscriber line, or DSL, fiber, frame relay, IP, integrated services digital network, or (“ISDN”), leased line, T-1, fractional T-1 and PSTN. Additionally, during the past year, we have evolved RVP to support cellular and broadband wireless enabling increased access portability and eliminating infrastructure restrictions. Our support of this broad range of signaling protocols creates a more open enterprise by providing enterprises migration alternatives.

We are evolving this technology to enable enterprises to incorporate new IP switches which interoperate with legacy switches, desksets and applications. This includes adding support for H.323, SIP and MGCP protocols which enable our products to interface with nextgen voice equipment located in either the enterprise or the network infrastructure or service providers. Our products packetize voice using industry standard compression algorithmns.

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

Strategy

      Overall, our strategy is to balance our need to focus on today’s revenue with the opportunity to be a leader in nextgen environments. Our marketing, sales and service delivery strategy is to partner with leading companies to deliver solutions for enterprise customers. Our network of partners include distributors, resellers, equipment providers, system integrators and service providers. We occasionally deal with end-users of our products on a direct basis. During the fiscal year ended April 30, 2003, the reduction in capital spending decreased the demand for our products with these partners and subsequently our revenues. In response to this reduction, we optimized our territory sales model in the U.S, enabling us to deepen our relationships with our large channel partners. We implemented this model across Canada and Europe as well. We worked with partners to closely map sell-in and sell-through, enabling tighter channel inventory management. During the year, we strengthened our channel contribution blend thereby decreasing our dependency on any one segment as well as capitalized on the value of our new products, and strengthened the mix of products our channel partners offered to customers.

      We continue to strengthen our partnerships with PBX and KTS manufacturers, developing complimentary solutions to their product portfolios. However, we have decreased our reliance on their distribution and branding. MCK has developed our own brand and independent channels. Given the development in the market for this type of solution, we believe this has better positioned MCK to more fully develop our business potential.

      Our product strategy is to create a more open enterprise by being a leading provider of distributed voice solutions that enable businesses to unleash the power of their enterprise by connecting disparate voice systems and networks. Historically, our business-quality remote voice solutions allowed corporations to extend the features and applications of switch-specific, circuit-based PBXs across distances to branch offices, remote call centers, and teleworkers using circuit networks. We have evolved this capability to work with the majority of enterprise voice systems — PBX, KTS and IP based systems, through our Common Switch Interface; a diverse range of devices — digital, analog, cordless and cellular, through our Common Terminal Interface; as well as circuit, packet and wireless networks, through our Common Network Interface. Utilizing these, we cost effectively develop products which meet the needs of growing segments within enterprise voice environments.

      During the fiscal year ended April 30, 2003, we introduced the MCK EXTender™ 7000 for Branch Offices, which provides survivability and greater local dial tone access capabilities in an extended branch office environment.

      In addition to our traditional MCK EXTender™ products, we introduced: the CampusConneX PBXgateway™ to provide an intra facility wireless solution that provides all the features of the PBX in campus type environments such as warehouses, hospitals, schools, etc. The CampusConnex PBXgateway together with our Mobile ConneX, give us a much wider offering to address the wireless enterprise.

      We will continue to evolve our products. The strategy for our single-user solutions is to continue emphasis on simplicity, lower cost and expanding the range of devices supported. Our multi-user products will continue to meet the needs of smaller offices, embracing the broadest range of networks, including the emerging local and wide area wireless networks, while incorporating expanded ranges of local dialing and survivability. Our bridge-the-gap solutions break down the closed system environments found in today’s enterprise voice infrastructures by hooking protocols together, thereby enabling disparate systems to interoperate. Examples include enabling KTS systems to work within legacy PBX networks and/or with IP switches, or enabling IP switches to work with the installed based of digital sets and/or legacy voice networks. These solutions will be developed when requested by specific OEM partners.

      As the voice infrastructure evolves over the next five to ten years, we believe that legacy and nextgen systems will co-exist. However, in time, we believe that the switch-specific, circuit-switched PBX will begin to be replaced with nextgen IP-based CPE or network-hosted voice solutions located on the network outside of the company’s premise. Concurrently, we envision associated voice applications migrating from a switch-

specific, customer-owned model to a standards-based model either managed by the customer or hosted by service providers.

      As MCK’s distributed voice solutions continue to enable more openness and push control out to the edge of the network, end users will gain access to full business functionality from any edge device by simply dialing into a gateway and passing authentication. Over time, users will be provided a range of applications and services from which to choose their own defined experience. Ultimately we believe in voice communications enabled via an infrastructure accessible as easily as today’s internet access adaptable on an individual’s own needs.

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

      We have been awarded a United States patent for technology developed and implemented on our MobileConneX product. This technology allows for the translation of DTMF tones into various PBX signals needed to control and access the PBX from a cellular or analog phone. We also have filed additional United States and foreign patent applications for technology developed in the EXTender 7000 for branch offices. We believe this patent activity enhances our technology value and helps protect our intellectual property.

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

      Most of our products share a common software code base that comprise our digital line interface software subsystem and our software platform. Our digital line interface software subsystem is responsible for the interface to the proprietary software located on the digital line of the legacy and IP-based voice switch. This software subsystem has been designed to emulate a majority of the business markets’ telephone systems without requiring a change to our hardware architecture. This flexible software architecture also enables us to easily add software support for new enterprise voice systems. The software platform is responsible for packetizing voice and signaling information, as well as conditioning these voice packets for transmission over data networks.

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

Products

      We have worked with Alcatel, Avaya, Ericsson, Iwatsu, NEC, Nitsuko, Nortel, Panasonic and Toshiba to develop interfaces between the protocols of these leading enterprise voice vendors and our standard software platform and hardware architecture. We have entered into agreements with leading vendors which provide us access to their protocols, to develop, manufacture and sell products which interface with each vendor’s equipment. As a result, we have developed substantial expertise in understanding and interfacing with their systems. We have tested and validated or had vendors certify in their own labs that our software platform is interoperable with a variety of their equipment. Currently, our products are compatible with the following PBX systems: 4400/4200 (Alcatel); DEFINITY and MAGIX (Avaya); MD110/BP250 (Ericsson); ADIX (Iwatsu); NEAX and Elite (NEC); 1-Series (Nitsuko); Meridian and Norstar (Nortel); DBS (Panasonic); and Strata DK (Toshiba).

      The MCK solution consists of the following component parts:

•	Gateways. Devices located near the voice switch, PBX or KTS, that extend the signaling along with the voice traffic and applications to our remotely located client devices; and

•	Clients. Single or multi-user remotely based, CPE devices that service outlying offices, teleworkers and mobile workers.

      Our products enable companies to provide the functionality of enterprise voice systems and all of their supported applications to users who traditionally have not had access to the company’s telephone system and its voice applications because of the limitations of traditional systems. Our products enable the main telephone system to act as a server that distributes features and applications to any and all locations over networks such as ATM, DSL, cable, fiber, frame relay, IP, PSTN, ISDN, leased line, T-1, fractional T-1, cellular and broadband wireless connections. Employees can utilize digital telephone sets identical to the sets deployed at company headquarters or cell phones, analog sets or ADSI sets provided by third parties and access the central voice system for applications such as voicemail, automated call distribution, auto attendant, directories and interactive voice response, and features such as 3 or 4 digit internal dialing, conferencing and call forwarding. By enabling all employees, regardless of location, to have access to a company-wide system, our solutions create a unified voice network.

     PBXgatewaytm Products

      Our family of PBXgateway products, located at the company’s PBX/KTS site, interface with the line side of the switch and create extensions of voice and telephony applications to our clients or remotes.

•	PBXgatewayTM II. The PBXgateway II supports up to 24 simultaneous users connected via both our multi-user and single-user EXTender client devices. The PBXgatewayTM II will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections. It also has available internal network termination optionals.

•	PBXgatewayTM. The PBXgateway supports our multi-user and IP-based single user EXTender client devices and is available in both 8 and 12 port versions. Like the PBXgateway II, the PBXgateway will transmit voice over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1 and fractional T-1 connections.

•	MobileConneX PBXGatewayTM. The MobileConneX PBXgateway allows a cellular handset to act as a fully functioning digital handset. Using a cellular handset, a user can send and receive calls through the PBX as well as access all of the company’s voice applications — even when the user is on the road. This enables a user to handle a call just as if they were sitting at their desk in the office. This includes call hold, transfer, conferencing, 4-digit dialing, auto attendant, directories as well as receiving calls via the cellular handset. This ability to receive calls is more powerful than a “find me” capability since the PBX treats the cell phone as if it were a digital deskset. The MobileConnex PBXgateway bridges the call traffic directly to the cellular handset through the enterprise voice switch. For instance, if there is no answer, the voice mail system responds giving the user the convenience of one voice mailbox to check. This solution requires no modification to standard cell or service equipment.

•	CampusConneXTM System. The CampusConneX System is an in-building wireless solution that operates in the Unlicensed Personal Communications Services (UPCS) spectrum between 1920 and 1930 MHz allocated by the Federal Communications Commission (FCC) for a new generation of wireless systems and delivers portable voice and PBX/KTS applications over existing communications networks to users anywhere on campus, increasing employee productivity, business effectiveness and overall customer satisfaction. The CampusConneX System consists of three components: the PBXgatewayTM, base stations and wireless phones. The CampusConneXTM PBXgateway connects to digital or analog ports on the PBX/ KTS and processes calls to and from system users. The CampusConneXTM Base Stations are strategically located throughout the customer premises to ensure reliable connectivity to the CampousConneXTM Phones.

•	RemoteConneX TM PBXGatewayTM. Targeted specifically to the needs of casual teleworkers and tapping the power of the traditional corporate communications system much like the MCK EXTender solutions, the RemoteConneX PBXgateway and its associated Interactive Phone uniquely utilizes standard POTS connections and feature-enhanced analog phones to provide PBX or KTS system functionality. In doing so, MCK is able to offer one of the lowest price points in the industry for true PBX functionality over analog lines. Access to popular business telephony features are provided through the use of the screenphone menu — call hold, transfer and conference, four digit internal dialing, corporate directories, voice mail and more. Each of these are useable at the touch of a button. Incoming calls to the employee’s office phone number are simultaneously directed to their RemoteConneX Phone. An employee’s daily work location is transparent to callers, auto attendant support is maintained, if available, and unanswered calls continue to be routed to the corporate voicemail system. In addition, the employee has the added convenience of full accessibility when away from home by simply redirecting incoming calls to their cellular phone.

•	SetConneX TM PBXgatewayTM. Targeted for enterprises which desire manageable migration paths linking together heterogenous environments this gateway is initially targeted for enterprises looking to link their IP-based switches with legacy sets. This is the only gateway in the industry that bridges the gaps between legacy sets and next generation switches, applications and services. Other versions may be developed based upon the specific requirements of OEM partners.

      All of our Gateways can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP and HTML interfaces.

     PBX Client Devices

      Our multi-user or branch office products connect outlying users to the company’s telephone system over voice and/or data networks.

•	MCK EXTenderTM 6000 for branch offices. EXTender 6000 for branch offices is a multi-user product that is available in both 8 and 12 port configurations and is designed for those offices within the same calling area as the company’s voice switch. The EXTender 6000 for branch offices located at the remote office connects to our PBXgateway I and II products located at the company’s PBX site. The product has dual external network interfaces that allow for multiple connection options over a wide variety of data networks including ATM, DSL, fiber, frame relay, IP, ISDN, leased line, T-1, fractional T-1 and broadband wireless connections. It also provides redundancy capability. An optional analog card is also available, which provides local dialing capabilities and emergency 911 access. The EXTender 6000 for branch offices can be centrally administered over a Telnet connection, an in-band RVP connection, or with SNMP or HTML interfaces. The product’s ability to dynamically allocate bandwidth between multiple users allows for flexible configurations and bandwidth conservation. The product is designed using a standard 19-inch, rack-mountable form factor so multiple units can be deployed in parallel to service larger outlying offices.

•	MCK EXTenderTM 7000 for branch offices. EXTender 7000 for branch offices is a multi-user product that is designed for branch offices which are more geographically dispersed and/or larger. The EXTender 7000 provides additional local calling ability, survivability, and optional built in WAN interfaces. It is available in a 24 port configuration and also connect to our PBXgateway II product located at a company’s PBX site over a wide variety of networks. As with the EXTender 6000, the EXTender 7000 can be centrally administered over a Telnet connection, an in-band connection or with SNMP or HTML interfaces. It also uses a standard 19-inch, rack-mountable form factor so multiple units can be deployed in parallel for scalability.

      Our EXTender single-user product line enables teleworkers and geographically distributed call center agents to connect to the company’s main telephone system and data network via a PBXgateway over public and private networks.

•	MCK EXTenderTM 1000. The EXTender 1000 supports both voice and data over a single POTS telephone line. The product contains a built-in, industry-standard 56 kilobits per second, or Kbps, modem which enables the user to access the corporate data network and supports standard Windows-based, dial-up networking technology. The remote user’s personal computer and full-featured digital telephone set plug into the product, which terminates and multiplexes voice and data over a single telephone line. The EXTender 1000 unit is situated at the remote location and connects to another EXTender 1000 unit located at the company’s PBX site.

•	MCK EXTenderTM 3000. The EXTender 3000 supports both voice and data over an ISDN connection. An integrated services digital network connection is composed of two 64 Kbps channels that each can deliver a separate network connection. With its built-in network interface, the EXTender 3000 enables the remote user to connect a digital telephone set and a personal computer into the EXTender 3000. The EXTender 3000 unit situated at the remote location is connected to either another EXTender 3000 unit or a PBXgateway II located at the company’s PBX site. There are two versions of the EXTender 3000:

•	MCK EXTenderTM3000 S/T. The EXTender 3000S/ T utilizes a serial data connection and offers simultaneous voice and data multiplexed over a single channel. The second channel is available for analog devices such as a fax, additional phone or a modem. It incorporates a standard Windows-based, dial-up networking technology to enable the user to set up a dial-up network connection to a remote access server.

•	MCK EXTenderTM3000 E. The EXTender 3000E offers dedicated voice over one channel and a 64 Kbps Ethernet data connection on the second channel. The EXTender 3000E uses an Ethernet port and bridging technology to enable simultaneous voice and data network access capabilities. In addition,

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

Sales and Marketing

      We primarily sell our products through an indirect distribution system that includes the following channels: Distributors, OEMs, Teleco resellers, systems integrators, telecom and datacom VARs, and service providers. Over the past 12 – 18 months, we have migrated to the use of Distributors as our primary distribution channel. We support our sales channels with our own internal sales professionals as well as marketing programs, lead generation, educational programs, field technical support and telephone technical support. Our multi-channel strategy enables us to create end-user demand for our products and services, and access corporate opportunities identified by our channel partners, while also allowing the enterprise customers to choose the reseller that is most appropriate for delivering those products and services to them. Our primary distribution channels include:

OEMs	Alcatel, Ascom, Verint (formerly Comverse), Dictaphone, Ericsson, Iwatsu, NEC, Nice, Nortel, Panasonic, Toshiba
Teleco Resellers	Ameritech/ SBC and Southwestern Bell, Bell Canada, Bell Mobility, Bellsouth, Cingular, Nextel, Sprint, Verizon, Telus
Systems Integrators and Distributors	Anixter, Catalyst, Dacon, DT Asia, GBH, Graybar Electronic, Optus, NextiraONE, Sprint North Supply, VodaOne, Williams, WestCon
Value Added Resellers	1Nation Technology, Affiliated Telephony, All-Mode Communications, All-Tel Communications, Cartel Communications, Datapulse PLC, Digital Techniques Asia, Doe Technologies, Dynametric, Dyncorp Information Systems, IPC Information Systems, Newsouth Communications, PB Exchange, Ronco, Shared Technologies, Sound Communications, Symon Communications, Tantacom Systems, TeleSwitch, Telecorp

      During the fiscal year ended April 30, 2003, we focused a majority of our internal resources on distributor partners. As the same time, we established a team focused on the OEM’s and ILEC’s/ RBOC’s. This approach has enabled MCK to gain resource efficiencies while at the same time strengthening relationships with our primary partners by increasing their revenue stream and sell-through for MCK products.

      Our channel sales managers work at both a corporate level and a local level with our channel partners to develop sales and marketing plans that are implemented at the field level. Our channel managers are regionally deployed and are located across the United States, Canada and Europe.

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

      Our field-based systems engineers provide our channels with technical training and perform pre- and post-sale technical support for our distribution partners and end user customers. These sales engineers have in-depth industry experience and product expertise. They assist our channel partners with proposals, configurations, requests for quotations and executive briefings, and perform other consultative duties. Our territory managers and sales engineers regularly visit our distribution partners’ offices to conduct product and technical training.

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

      Sales outside of the United States accounted for 18%, 20%, and 12% of sales in the fiscal years ended April 30, 2001, 2002, and 2003 respectively. We sell primarily products which interface with Alcatel, Avaya, Ericsson, Nortel and Toshiba systems, globally.

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

      A number of our distribution partners provide customer support offerings for our products. These distribution partners provide installation, onsite maintenance and telephone support services to our end users. To complement this service infrastructure, we have engaged Vital Network Services, an outsourced technical support and customer services organization, to provide fee-based telephone support, installation and onsite maintenance services. We sell these services indirectly and sometimes directly, to end users. To date, our revenues attributable to customer service and support services have been immaterial. We provide high-level, back-up technical support and engineering assistance for our distribution partners, and Vital Network Services. We have established certification and escalation guidelines with our channel partners, and Vital Network Services to ensure that the appropriate technical resources and management attention within our company are focused on problems that are not solved in a timeframe commensurate with the problem’s priority. At April 30, 2003, we employed six people in customer support.

      In 2003, we added a “pay for service” capability, offering support for our customers for Network wide issues where our expertise can add value for issues outside of MCK products. Examples include edge routers and various PBX’s. This “pay for service” capability has resulted in a small growth to our service revenue stream, but more importantly, has provided a value added service for our customers.

Customers

      We sell substantially all of our products through independent channel partners. The following is a representative list of our indirect channel partners who have repeatedly purchased products from us during the fiscal year ending April 30, 2003:

Alcatel Anixter ASCOM Avaya Bell Canada BellSouth Catalyst Dacon Dictaphone	Digital Techniques Asia Ericsson GBH Groupe Imeco Iwatsu NEC Nitsuko Nortel Optus	SBC/ Ameritech Sprint North Supply TCS West Teleswitch Toshiba Verint Verizon/GTE VodaOne White Radio

      Through these channel partners, we continue to target medium to large enterprises. More than 400,000 ports of our products have been shipped to corporations such as 3M, Alberta Energy Company, American Express, Avis, BancOne, Bank of America, Bear Stearns, Bloomberg, Caisse Populaire, Canadian Auto Association, Carlson Wagonlit, Continental Airlines, Circuit City, CNN, Compaq, Deloitte and Touche, Fairmont Hotels, Federal Bureau of Investigation, Fidelity Investments, General Electric, Merrill Lynch, Morgan Stanley, Oracle, Pan Canadian, Petro Canada, Pepsico, Promus Hotels, Prudential Securities, Raytheon, TD Waterhouse Group, Thrifty Car Rental, United Airlines, US Postal Service, Whirlpool and Xerox, among others. We will work with our existing and new partners to increase the market opportunity for, and drive market acceptance of, our products. For the fiscal year ended April 30, 2003, sales to Catalyst and GBH represented more than 10% of our revenues.

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

      At April 30, 2003, we employed 27 people in our engineering organization, and intend to continue to expand all functional areas of the engineering organization as revenues increase or market competitiveness demands. We perform research and product development activities primarily in our Calgary, Alberta development facilities.

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

      We intend to continue enhancing the functionality of our existing EXTender, ConneX and PBXgateway systems by expanding the range of products and client devices supported, including the emerging wireless devices, and expanding support of remote management and provisioning. We also will enhance our product offering to more fully provide the international market requirements. This will further differentiate our products from the competition while broadening our addressable market. We will focus our new products’ efforts on mobile environments and bridging the gap between different switch environments such as, legacy and nextgen switches, devices and applications. Specifically for the later, we will enable IP switch and telephony application providers, whether CPE or network based, to distribute their systems’ functionality to the broadest installed base of endpoints. This will not only give vendors a stronger solution equation, but provide enterprises more flexibility in managing their path to nextgen environments.

Product Validation Laboratory

      Over the past few years, we have hired the personnel and purchased the equipment necessary to build and improve our product validation laboratory. Of the 27 people in our engineering organization, six are dedicated full time to our product validation efforts. Their efforts are focused on ensuring world class product quality. At our Calgary, Alberta development facility, we have constructed a state of the art laboratory with equipment from such vendors as ADC Kentrox, Alcatel, Broadsoft, Cisco, Ericsson, IBM, Iwatsu, Avaya, NEC, Netopia, Newbridge, Nitsuko, Nortel Networks, Packeteer, Panasonic, Paradyne, Sonus, Sylantro and Toshiba.

      Our Calgary, Alberta facility system tests the product line and validates our product’s integration with the major voice switches, applications and desksets that we support. We conduct extensive product testing to ensure that our equipment meets the high standards for voice quality and reliability associated with mission critical systems such as PBXs and KTS systems. We also conduct extensive tests on the embedded systems within our product line, as well as on all the features and functions.

      Our Calgary facility also tests system interoperability. The ability to deliver traffic within multiple network environments and to interoperate with equipment from numerous vendors has become a key component to the success of communications equipment companies. Because no communications equipment product can be validated independently of the network within which it operates, or independently from the equipment with which it interfaces, this lab conducts extensive tests of our product line operating within multiple network environments and interacting with equipment from numerous equipment vendors. We conduct extensive tests that measure device performance, quality of service and voice prioritization within multiple network environments, and across a range of network conditions. Our facilities contain extensive telephony and data equipment and network circuits to conduct these tests.

      We have implemented a product validation procedure that enables us to deliver high quality voice equipment that works within multiple network environments, is compatible with most widely deployed network equipment, and is capable of adapting to a wide range of network conditions. Furthermore, the engineers in our product validation laboratory work continually with validation engineers at other equipment companies in order to compile feedback and recommendations to improve our products.

Manufacturing

      We outsource our manufacturing to OEM Worldwide in Watertown, South Dakota. OEM Worldwide is ISO 9002 certified and provides full turnkey services, including material procurement, final assembly, testing, shipment to our customers and warranty repair. During the fiscal year ended April 30, 2003, we reduced the number of subcontractors from two to one to realize product cost reductions.

      We design and develop the key components, including printed circuit boards and software, for all of our products. In addition, we determine the components that are incorporated in our products and select the appropriate suppliers of these components. The contract manufacturer must use the parts and suppliers we identify. Any variation from these rules requires our written approval. We design the tests and specify the testing equipment for the product testing performed by OEM Worldwide.

      We use a rolling six-month forecast, based upon anticipated product orders, to determine our material requirements. Lead times for the materials and components that we order vary significantly and depend on factors such as specific supplier, contract terms and demand for a component at a given time. We, along with our contract manufacturer, may terminate our contract without cause with an agreed upon 120 day notice. At that time, the terminating party must honor all open purchases.

Competition

      We compete in a new, rapidly evolving and highly competitive and fragmented industry that is subject to increasing product, market and technology changes brought about by the introduction of new technologies, the deployment of broadband networks and changes in the regulatory environment. We believe that the main competitive factors in our market are the following:

•	technology partnerships, particularly among major PBX manufacturers and service providers

•	network enabled KTS systems

•	end to end IP based solutions

•	system reliability and performance

•	sales and distribution capability

•	price/ performance characteristics

•	access to third-party technology

•	conformance to industry standards

•	brand name recognition

•	ease of deployment and use

•	timeliness of product introductions

•	product features and breadth

•	customer relationships

•	technical support and service

•	pace of enterprise voice evolution

      We believe our success in competing with other manufacturers of communications products depends primarily on:

•	our ability to enter into and maintain key technology, business development and distribution relationships with third-party manufacturers, distributors, resellers, system integrators and service providers in our market segment

•	our engineering, marketing and sales skills

•	the price, quality and reliability of our products

•	our delivery and service capabilities

      Historically our principal competitors included large telecommunications manufacturers such as Nortel and Avaya. Nortel’s 6150 product line competes against our Gateway and EXTender 6000 and 7000 products and their Home Office II product competes against our EXTender 3000 product line. Avaya’s R300 Remote Office Communicator product competes against our Gateway and EXTender 6000 products. Over the past year many of our partners, and others, have introduced IP-enabled PBX products or strategies. These systems allow for networking together of multiple locations of an enterprise, a principal MCK value propostion. These announcements have also served to ligitimize the marketplace for IP telephony, thus accelerating it’s adoption. It is likely that a number of other public and private companies are developing next generation network access products that target the branch office and telecommuting marketplaces. For example, Intel® offers its iPOD product line to provide PBX extension capabilities to branch offices. We expect competition to intensify in the future and new competitors to emerge. Our recently introduced Campus ConneX competes with in-facility enterprise solutions offered by Spectralink, Ascom, NEC, and Iwatsu, and others. During MCK’s fiscal year 2003, several vendors announced plans to move out of this space, namely Avaya and Nortel. These and other vendors are also expected to introduce enterprise voice systems built on the developing 802.11 standard. These systems may erode the market for CampusConneX and similar products.

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

      During MCK fiscal year 2003, MCK was granted its first U.S. Patent covering our technology developed and utilized in the MobileConnex product. U.S. Patent No. 6,516,061 was issued on February 4, 2003. The patent includes 60 claims, covering, among other things, a system which acts as a Digital set proxy for a PBX, and allows devices dialed into this proxy to communicate with and control the PBX. We believe this patent will help protect our technology from infringement by others, and provide a technology asset for MCK. MCK also has patent applications pending internationally to secure the rights to this technology in relevent geographies. MCK also has a U.S. patent application pending on technology developed during the EXTender 7000 for branch offices released late in this fiscal year 2003.

Employees

      At April 30, 2003, we had a total of 65 employees, of which 27 were in research and development, 21 were in sales, marketing and business development, 8 were in manufacturing and customer support, and 9 were in finance and administration (HR, MIS, Legal, etc). We also have a small number of contractors which are not included in the headcount above. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider relations with our employees to be good.

Item 2.     Properties

      We currently lease approximately 48,000 square feet of space at our headquarters in Needham, Massachusetts under a lease that expires in March 2007. In July 2002, we entered into a sublease with a third party for approximately 32,000 square feet at our headquarters through the remaining lease term. We occupy the balance of the space, or approximately 16,000 square feet. We also lease approximately 12,500 square feet at our development center in Calgary, Alberta under a lease that expires in October 2005. We previously occupied approximately 27,000 square feet for our DTI business unit in Allen, Texas which we shut down in January 2002. One of the properties, which is approximately 16,700 square feet is under a sublease agreement through the remainder of the lease term of August 2004. The second property, which is approximately 10,300 square feet has been turned back over to the landlord with no further obligation to the Company.

Item 3.     Legal Proceedings

      On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart’s complaint. On December 6, 2001, the Massachusetts Superior Court, Middlesex County, entered judgement against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest. The Company determined not to appeal the judgement and on December 17, 2002, the parties agreed to settle the case for $1,100,000.

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

      The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (“Entrata”). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (“Superwire”). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (JSF), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The Court denied both motions on March 13, 2003, and gave the parties until October 17, 2003 to complete discovery. Following denial of the cross-motions for summary judgment, the Company filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The motion is unopposed and is likely to be allowed. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims, cross-claims and third-party claims. No amounts, other than the original payment, have been provided for this matter in the accompanying financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Market Price for Common Stock. Our common stock is traded on the NASDAQ National Market under the symbol “MCKC.” The following table sets forth for the periods indicated the high and low sales prices for the Common Stock, as reported by NASDAQ:

Fiscal Year Ended April 30, 2003

Fiscal Quarter Ended	High	Low

July 31, 2002	$1.30	$0.85
October 31, 2002	2.36	0.72
January 31, 2003	1.37	0.88
April 30, 2003	2.20	1.03

Fiscal Year Ended April 30, 2002

Fiscal Quarter Ended	High	Low

July 31, 2001	$2.55	$1.57
October 31, 2001	1.70	1.00
January 31, 2002	1.96	1.11
April 30, 2002	1.70	1.21

      Holders of Record. As of June 3, 2003, there were approximately 134 holders of record of our common stock and 20,536,655 shares of common stock outstanding.

      Dividend Policy. To date, we have not paid any cash dividends on our common stock.

Item 6.     Selected Historical Condensed Financial Information

      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended April 30, 2001, 2002, and 2003, and the balance sheet data at April 30, 2002 and 2003, are derived from, and are qualified by reference to, the audited Consolidated Financial Statements of MCK Communications, Inc. included elsewhere herein. The statement of operations data set forth below for the years ended April 30, 1999 and 2000 and the balance sheet data at April 30, 1999, 2000 and 2001 are derived from audited Consolidated Financial Statements of MCK Communications, Inc. not included herein.

	Years Ended April 30,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
OPERATIONS DATA:
Revenues	$14,270	$25,082	$38,220	$16,487	$14,579
Cost of goods sold	5,390	9,455	15,287	9,096	7,169

Gross profit	8,880	15,627	22,933	7,391	7,410
Operating expenses:
Research and development (excluding amortization of stock based compensation of $175, $1,558, $829, $(52) and $53 in 1999, 2000, 2001, 2002 and 2003, respectively)	3,349	4,876	9,232	7,124	3,199
Sales and marketing (excluding amortization of stock based compensation of $110, $1,853, $1,005, $(453), and $1 in 1999, 2000, 2001, 2002 and 2003, respectively	3,888	7,817	13,820	9,397	4,674
General and administrative (excluding amortization of stock based compensation of $120, $1,234, $1,068, $202 and $89 in 1999, 2000, 2001, 2002 and 2003, respectively)	1,617	2,475	4,646	4,478	2,891
Amortization of stock based compensation	406	4,645	2,902	(303)	143
Amortization of goodwill and other intangibles(1)	—	—	4,588	2,180	1,003
Write-off of in-process research and development(1)(2)	—	—	3,694	—	—
Impairment of goodwill and other intangibles(1)	—	—	—	14,063	2,600
Restructuring(3)	—	—	597	4,310	552
Provision for legal settlement and fees(4)	—	—	—	1,387	—

Total operating expenses	9,260	19,813	39,479	42,636	15,062

Loss from operations	(380)	(4,186)	(16,546)	(35,245)	(7,652)
Other income (expense)	(207)	758	3,617	1,287	1,616

Loss before income tax (provision) benefit and dividends on redeemable preferred stock of subsidiary	(587)	(3,428)	(12,929)	(33,958)	(6,036)
Income tax (provision) benefit	—	(100)	1,130	(60)	(43)
Dividends on redeemable preferred stock of subsidiary	(197)	(97)	—	—	—

Net loss	(784)	(3,625)	(11,799)	(34,018)	(6,079)
Dividends on redeemable preferred stock	(1,966)	(1,285)	—	—	—

Net loss applicable to common shares	$(2,750)	$(4,910)	$(11,799)	$(34,018)	$(6,079)

Basic and diluted net loss per common share	$(0.71)	$(0.44)	$(0.61)	$(1.69)	$(0.30)
Shares used in computing basic and diluted net loss per common share	3,881,526	11,144,565	19,213,239	20,126,113	20,499,108
Pro forma basic and diluted loss per common share		(0.31)
Shares used in computing pro forma basic and diluted loss per common share		15,268,368

CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents and marketable securities	3,285	75,724	54,802	44,367	41,660
Working capital	5,578	78,288	58,444	43,344	42,094
Total assets	9,428	87,194	90,397	56,225	46,989
Long term debt	2,500	—	—	—	—
Redeemable preferred stock	28,205	—	—	—	—
Total stockholders’ (deficit) equity	(24,040)	80,946	82,861	48,956	43,113

(1)	See footnote 15 to notes to consolidated financial statements

(2)	See footnote 16 to notes to consolidated financial statements

(3)	See footnote 18 to notes to consolidated financial statements

(4)	See footnote 13 to notes to consolidated financial statements

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

      From our inception in 1989 through 1993, we were a small company based in Calgary, Canada that designed and marketed a number of niche, voice products targeted at the oil industry. Commencing in 1993, we altered our business focus and began developing remote voice access products for enterprise telephone systems by using the technology derived from this initial business. These efforts led to the development of our EXTender product line. During the period from 1993 through 1995, our operating activities related primarily to establishing a research and development organization, developing and testing prototype designs, and developing our initial OEM relationships. We shipped our first remote voice access product, the EXTender 1000, in 1995. From 1995 until 2000, we focused our research and development efforts on developing additional single user remote voice access products and their product enhancements as well as our initial multi-user products for use in branch offices. In addition, we established a product validation laboratory, built international indirect sales channels, developed additional technology relationships, and established our sales, marketing and customer support organizations. Over the last year, we have expanded our product line to include application specific gateways that support mobile and teleworking environments and a broader range of devices, expanded the range of networks supported with an emphasis on wireless networks, introduced a local area wireless product (CampusConneX), added a higher end branch product (EXTender 7000 family of products), created technologies to enable a more “open” enterprise and have expanded the range of protocols supported across our products, including our embedded gateway product line.

      Through the fiscal year ended April 30, 1999, our revenues consisted primarily of product sales of our single-user remote voice access products and, to a lesser degree, our recording interface gateways products. In April 1999, we released our first multi-user remote voice access products, the EXTender 6000 for branch offices and the PBXgateway, and subsequently expanded the range of networks support. For the foreseeable future, we anticipate that most of our revenues will be attributable to sales of our access and gateway products, with sales of recording interface gateways continuing to represent a consistently lower percentage of our revenues. Among our access and gateway products, we believe that the multi-user products and next generation single-user gateways and clients will represent a substantial and increasing percentage of our revenues, while the sales of our traditional single-user products may decline as a percentage of our revenues. In fiscal year 2003, our traditional single-user products comprised approximately 21% of revenues, our multi-user products approximately 23% of revenues, our PBXgateways contributed approximately 26% and our recording interfaces and other miscellaneous products contributed the remainder. To date we have generated minimal service and maintenance revenues. We do not expect maintenance or service revenues to be a significant portion of our revenues. Periodically, we have received non-recurring engineering fees, although such fees have not been material to date.

      For the fiscal years ended April 30, 2001, 2002 and 2003, Avaya (formerly Lucent Technologies) accounted for approximately 22.8%, 2.9% and 2.5%, respectively of our revenues. Two customers each accounted for more than 10% of our fiscal year 2003 revenues, for a total of 30% combined. For fiscal year 2003, our distributor partners collectively contributed approximately 57% of revenues, OEM partners contributed approximately 20%, VARs approximately 13%, and teleco partners approximately 10%.

      We recognize product revenues upon shipment to the customer. We routinely analyze and establish, as necessary, reserves at the time of shipment for product returns and allowances, which amounts, to date, have not been significant. Service revenues are recognized as the services are performed. Maintenance revenues are deferred and recognized over the period of the contract.

      Our cost of goods sold consists primarily of purchased finished products from OEM Worldwide. Cost of goods sold also includes certain manufacturing overhead costs, primarily facilities and related depreciation. Additionally, our cost of goods sold includes costs related to maintenance and support services provided to our distribution channels and end users through Vital Network Services, our third-party support provider.

      Research and development expenses consist primarily of salaries and related personnel costs and contract engineering, purchased software and prototype expenses related to the design, development, enhancement and testing of our products. As of April 30, 2003, research and development costs have been expensed as incurred. We will continue to enhance existing products and fund new product development initiatives targeted at growth segments of the enterprise voice arena. We expect to hold research and development expenses proportional to revenue growth in future periods. We expect to do likewise for our expenditures on our product validation laboratories that test the interoperability of our products with enterprise voice systems and other products. This competency continues to be critical to our business as we develop additional products that function over circuit, packet and wireless networks in conjunction with third-party voice and data equipment.

      Sales and marketing expenses consist primarily of salaries, commissions and related personnel expenses for those engaged in the sales, marketing and support of products as well as related trade show, promotional and public relations expenses. We primarily sell our products through an indirect distribution system that includes: distributors, OEMs and private label partners, teleco resellers including service providers, systems integrators, and VARs. Our sales force and marketing efforts are primarily directed at supporting our indirect distribution channels through sales support, sales tools, marketing promotions and developing brand awareness. Our sales and marketing campaigns are designed to strengthen relationships with existing partners and selectively expand to new distribution channels by enabling them to stimulate sales of our product. If our revenues increase, we expect sales and marketing headcount and associated expenses to increase accordingly.

      General and administrative expenses consist primarily of salaries and related personnel expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. We expect that general and administrative expenses will decrease during fiscal year 2004.

      Stock based compensation expenses resulted from the granting of restricted stock and stock options to employees and directors with exercise prices per share determined to be below the deemed fair values per share for financial reporting purposes of our common stock at dates of grant. The deferred compensation is being amortized to expense over the vesting period of the individual award or options, generally four years. At April 30, 2003, deferred compensation to be amortized in future periods amounted to approximately $3,000.

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

      We also record an allowance for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of April 30, 2003, our accounts receivable balance of $2.6 million is reported net of allowances for doubtful accounts of $250,000. We believe our reported allowances at April 30, 2003 are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

      Inventory Reserves. As a designer and manufacturer of high technology communication equipment, we are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products and market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life projections, estimated current and future market values and new product introductions. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2003, our inventory of $1.2 million is stated net of inventory reserves of $1.2 million. If actual demand for our products deteriorate or market conditions are less favorable than those that we project, additional inventory reserves may be required.

      Product Warranties. Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally twelve months, at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at April 30, 2003, is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

      Income Taxes. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The Company has assessed the valuation allowance based upon our estimate of future taxable income covering a relatively short time horizon given the volatility in the markets we serve and our historic operating results. External market data is considered in this evaluation. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. As of April 30, 2003, the deferred tax assets have been reduced by valuation allowances equal to the value of the assets. If the Company is to realize the deferred tax assets in an amount in excess of their reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

      Impaired Assets. We review the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset is less than the carrying value of the asset, and for assets to be disposed of, is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset. The fair value of the assets is generally based on discounted estimated cash flows using an annual discount rate of 25%. The estimates reflect our assumptions about selling prices, production and sales volume levels, costs, and market conditions over the estimated remaining operating period, which can range from three months to over fifteen years. If our assumptions related to assets to be held and used are inaccurate, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related assets is adjusted, resulting in an increase or decrease to earnings.

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

Results of Operations

      The following table sets forth certain financial data for the periods indicated as a percentage of revenues.

	Years Ended April 30,

	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of goods sold	40.0	55.2	49.2

Gross profit	60.0	44.8	50.8
Operating expenses:
Research and development	24.2	43.2	21.9
Sales and marketing	36.1	57.0	32.1
General and administrative	12.2	27.2	19.8
Amortization of stock based compensation	7.6	(1.8)	1.0
Amortization of goodwill and other intangibles	12.0	13.2	6.9
Write-off of in-process research and development	9.7	—	—
Impairment of goodwill and other intangibles	—	85.3	17.8
Restructuring	1.5	26.1	3.8
Provision for legal settlement and fees	—	8.4	—

Total operating expenses	103.3	258.6	103.3

Loss from operations	(43.3)	(213.8)	(52.5)
Other income (expense), net	9.5	7.8	11.1

Loss before income tax (provision) benefit	(33.8)	(206.0)	(41.4)
Income tax (provision) benefit	2.9	(0.3)	(0.3)

Net loss	(30.9)%	(206.3)%	(41.7)%

Fiscal years ended April 30, 2002 and 2003

      Revenues. Revenues decreased from $16.5 million for the fiscal year ended April 30, 2002 to $14.6 million for the fiscal year ended April 30, 2003, a decrease of $1.9 million or 11.6%. This decrease was, in part, due to reductions in revenues from our OEM partners as well as decreases from our Canadian and European partners. We believe that these reductions in revenues were due to a slowdown in the economy which caused a reduction in capital expenditures by our customers and consequently a decrease in their demand for our products. We will continue to work with our distribution channels to increase revenues. However, our revenues and gross profit could be further decreased if we need to reduce our prices to remain competitive.

      Cost of goods sold. Our cost of goods sold decreased from $9.1 million for the fiscal year ended April 30, 2002 to $7.2 million for the fiscal year ended April 30, 2003, a decrease of $1.9 million or 21.2%. This decrease was primarily related to the decrease in volume of units shipped. Gross profit increased from 44.8% for the fiscal year ended April 30, 2002 to 50.8% for the fiscal year ended April 30, 2003. The increase in gross profit was primarily attributable to the closing of our operation in Texas and our shift to a 100% subcontracting model. In May 2003, we decided to consolidate our manufacturing to one subcontract manufacturer and expect further improvements in our gross margin as a result of this decision. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased market competition.

      Research and development. Research and development expenses decreased from $7.1 million for the fiscal year ended April 30, 2002 to $3.2 million for the fiscal year ended April 30, 2003, a decrease of $3.9 million or 55.1%. This decrease was due primarily to reductions in staffing in our Needham facility. For the years ended April 30, 2002 and 2003, research and development expenses decreased as a percentage of revenues from 43.2% to 21.9% primarily as a result of expense reductions outpacing revenue declines.

      Sales and marketing. Sales and marketing expenses declined from $9.4 million for the fiscal year ended April 30, 2002 to $4.7 million for the fiscal year ended April 30, 2003, a decrease of $4.7 million or 50.3%. This decrease was primarily due to reductions in staffing of both sales and marketing personnel and related expenses attributed to our restructuring initiatives. For the fiscal year ended April 30, 2003, sales and marketing expenses decreased as a percentage of revenues from 57.0% to 32.1% primarily as a result of the reduction in expenses compared to the prior year.

      General and administrative. General and administrative expenses decreased from $4.5 million for the fiscal year ended April 30, 2002 to $2.9 million for the fiscal year ended April 30, 2003, a decrease of $1.6 million or 35.4%. This was mainly due to decreases in staffing and overall expense savings following the restructuring of the business. For the years ended April 30, 2002 and 2003, general and administrative expenses decreased as a percentage of revenues from 27.2% to 19.8% primarily as a result of the reduction in expenses compared to the prior year.

      Amortization of stock based compensation. In connection with the grant of certain restricted stock awards and stock options to employees in the fiscal year ended April 30, 2000, we recorded deferred compensation expense of $8.5 million. The amount recorded represents the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options, generally four years. In the fourth quarter of the year ended April 30, 2002, we recorded an adjustment to reverse approximately $1.5 million of stock-based compensation previously recorded relating to terminated employees, which resulted in a net benefit for the year of approximately $300 thousand. In the fiscal year ended April 30, 2003, we recorded expense of $143 thousand. The increase in stock based compensation over 2002 is a result of the one time benefit recorded in 2002 to adjust compensation previously recognized.

      Amortization of goodwill and other intangibles. Concurrent with the acquisition of DTIH, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Goodwill and intangibles were being amortized over a period of 5 years. During the years ended April 30, 2002 and 2003, we recorded $2.2 million and $1.0 million, respectively of amortization expense related to goodwill and intangibles. The decrease in amortization expense from the year ended April 30, 2002 to the year ended April 30, 2003 was due to the write-off of goodwill and certain identifiable intangibles during the year ended April 30, 2002 and subsequent write-down in the quarter ended January 31,

2003. As a result of these charges, amortization expense has been reduced from approximately $1.2 million per quarter to approximately $48,000 per quarter through fiscal 2005.

      Impairment of goodwill and other intangibles. During the year ended April 30, 2002, the Company evaluated the recoverability of our long-lived assets, including intangibles related to the DTIH acquisition. We determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, we recorded a special charge of $14.1 million. These special charges relate to our $12.4 million write-off of goodwill and a $1.7 million write-down of the carrying value of certain identifiable intangibles to their estimated fair value of $4.9 million at July 31, 2001. During the year ended April 30, 2003, we evaluated the recoverability of our long-lived assets, including intangibles related to the DTIH acquisition. We determined that the estimated future undiscounted cash flows were below their carrying value. Accordingly, we recorded a $2.6 million impairment write down of the carrying value of certain identifiable intangibles to their estimated fair value of $400 thousand.

      Restructuring. During July 2001, we consolidated the operations of our Texas facility and reduced redundant headcount in other areas of the Company. We continued to re-focus our business on our core competencies and matched our staffing needs against our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 15%, or 35 employees. In conjunction with this action, we recorded a charge of approximately $450 thousand for the costs of severance, related benefits and outplacement services.

      During November 2001, we closed the Texas operations and undertook further headcount reductions at our Needham and Calgary facilities, which resulted in an overall reduction of 45% of our workforce, or 75 employees. In connection with these actions, we recorded a charge of approximately $1 million for the cost of severance, related benefits and outplacement services in the quarter ended January 31, 2002. In addition, we recorded a provision of approximately $350,000 related to anticipated costs less assumed sublease payments of approximately $230,000 for estimated remaining lease obligations for our Texas operations, and a charge of approximately $200,000 related to fixed assets previously used at those facilities.

      In April 2002, we recorded a charge of approximately $275,000 for the costs of severance, related benefits and outplacement services related to a reduction of 17 employees or approximately 15% of the workforce then employed. In addition, we entered into a sublease agreement for approximately 32,000 square feet of our facility in Needham, MA, through the remainder of the lease term of March 2007. In connection with this, we recorded a provision of approximately $1.54 million related to the difference between the lease payments and sublease income which will be paid out over the remainder of the lease term of March 2007, and the write-off of certain fixed assets of approximately $860,000.

      During October 2002, we reduced headcount at our Needham and Calgary locations in order to align staff with lower revenues and continue to match our staffing needs to our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 20% or 15 employees. In conjunction with this action, we recorded an aggregate charge of approximately $325,000 for the costs of severance and related benefits and outplacement services. In addition, we reviewed the adequacy of our remaining reserves related to the prior restructuring activities and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in October 2002.

      During January 2003, we announced a leadership change within our senior management team, involving the departure of our President and CEO, Ms. Glenda Davis, as well as her resignation from our Board of Directors. We recorded an aggregate charge of approximately $385,000 related to the cost of severance and related benefits. Ms. Davis’ severance costs will be paid out through January 2004.

      The October 2002 and January 2003 restructuring measures are expected to save the Company approximately $1 million on an annual basis.

      In April 2003, we reviewed the adequacy of our remaining reserves related to the prior restructuring activities and determined that $99,000 of reserves previously recorded were not required. These charges were reversed in April 2003.

      Provision for legal settlement and fees. During the year ended April 30, 2002, we recorded a provision of approximately $1.4 million related to a judgment against the Company in favor of a former employee. The provision includes the amount of the judgment, including interest, and associated legal fees incurred by us. In December 2002, we determined not to appeal this judgement and settled the matter with the former employee. The amount of the settlement was covered by the earlier provision taken by the Company and no further expenses or liabilities are anticipated as a result of the matter.

      Other income (expense). Other income (expense), consists primarily of interest income, foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions, and settlements from termination of various partner agreements. Other income (expense) increased from income of $1.3 million for the year ended April 30, 2002 to $1.6 million for the year ended April 30, 2003, an increase of $0.3 million. This increase was primarily due to settlements received from the termination of distribution and OEM partner agreements of $0.7 million, an increase in foreign exchange gains of $0.4 million offset by a decrease in interest income which decreased from $1.3 million for the year ended April 30, 2002 to $0.7 million for the year ended April 30, 2003. This decrease was related to a reduction in cash reserves combined with reduced short term interest rates.

      Income Tax Provision. We recorded a provision of $43,000 for the year ended April 30, 2003 compared to a provision of $60,000 for the year ended April 30, 2002. The provision recorded for the years ended April 30, 2003 and 2002 represents our minimum tax obligations for fiscal 2003 and 2002.

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

      In April 2002, we undertook further restructuring actions, again due principally to the continued economic downturn and to accelerate our return to profitability. These actions included a reduction of 17 employees or approximately 15% of the workforce then employed. We recorded a charge of approximately $275,000 for the costs of severance, related benefits and outplacement services. The employee termination costs will be paid out through October 2002. In addition, we entered into a sublease agreement for approximately 32,000 square feet of our facility in Needham, MA, through the remainder of the lease term of March 2007. In connection with this, we recorded a provision of approximately $1.54 million related to the difference between the lease payments and sublease income which will be paid out over the remainder of the lease term of March 2007, and the write-off of certain fixed assets of approximately $860,000.

      We estimate that these restructuring actions will result in a savings of approximately $6.1 million in salaries and wages and $1.2 million in facility related expenses on an annual basis, although due to the current economic environment, we anticipate that these savings may be offset by a reduction in revenue.

      Provision for legal settlement and fees. We recorded a provision of approximately $1.4 million in fiscal 2002 related to a judgment against the Company in favor of a former employee. The provision includes the amount of the judgment, including interest, and associated legal fees incurred by us.

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

Liquidity and Capital Resources

      As of April 30, 2003, our principal sources of liquidity consisted of cash and equivalents of $2.6 million and short-term investments of $37.0 million. This represents a decrease in cash and equivalents and short-term investments of $2.7 million compared to April 30, 2002. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

      Net cash used in operating activities was $2.5 million in the fiscal year ended April 30, 2003, compared with net cash used in operating activities of $10.2 million in the fiscal year ended April 30, 2002 and $4.1 million in the fiscal year ended April 30, 2001. Cash used in operating activities in the fiscal year ended April 30, 2003 was lower than the prior year primarily due to cost savings as a result of the restructuring initiatives.

      Net cash provided by investing activities was $0.5 million in the fiscal year ended April 30, 2003, compared with $10.3 million in the fiscal year ended April 30, 2002 and net cash used in investing activities of $46.6 million in the fiscal year ended April 30, 2001. Net cash provided by investing activities in the fiscal year ended April 30, 2003 was used primarily to fund operating expenses.

      Net cash provided by financing activities was $231,000 in the fiscal year ended April 30, 2003, compared with $333,000 in the fiscal year ended April 30, 2002 and net cash used in financing activities of $792,000 in the fiscal year ended April 30, 2001. Net cash provided by financing activities for the fiscal year ended

April 30, 2003 was primarily attributable to payments on outstanding notes receivable as well as the sale of common stock under our employee stock purchase plan and the exercise of stock options.

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

Recent Events

      On April 21, 2003, we entered into a definitive Agreement and Plan of Merger with Mickey Acquiring Sub, a wholly-owned subsidiary of Verso, as amended by the First Amendment to the Agreement and Plan of Merger dated as of April 21, 2003 and the Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, pursuant to which Merger Sub will be merged with and into MCK, with MCK to survive the merger as a wholly-owned subsidiary of Verso. In connection with the merger, an aggregate of 18,280,000 shares of Verso common stock will be issued in exchange for all of the shares of our common stock outstanding at the time of the merger. In addition, in connection with the closing of the merger, we will declare a dividend payable to our stockholders of record immediately prior to the effective time of the merger. We estimate that the aggregate amount of the dividend will be between $28 million and $30 million, subject to adjustment in accordance with the merger agreement, as amended. The record date for the dividend has not yet been set. Verso will not assume or substitute options for any stock options outstanding and unexercised pursuant to our stock option plans. Accordingly, we will take all necessary actions to ensure that each outstanding employee stock option, whether vested or unvested, will, subject to consummation of the merger, become fully vested and exercisable and that each stock option plan will terminate as of the effective time of the merger. The merger is expected to close in the third quarter of 2003, after approval by our stockholders, and the satisfaction of all other conditions to the merger.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002. The Company does not expect the implementation of SFAS No. 148 will have a material impact on its consolidated financial position or results of operations.

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

      Foreign Currency Exchange Rate Risk. We primarily sell our products in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. However, our Canadian subsidiary sells products to Canadian customers that it invoices in Canadian dollars. In the fiscal year ended April 30, 2003, this revenue accounted for 12% of revenues. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at April 30, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $287,000. To date foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations. All sales outside of North America are denominated in U.S. dollars and are not generally exposed to foreign currency exchange risk.

      At April 30, 2003 we did not own any equity investments. Therefore, we did not have any direct equity price risk.

Factors Affecting Future Operating Results and Stock Price

Our Business and Stock Price may Suffer if We do not complete the Merger with Verso.

      If the merger with Verso is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management must devote to seeking to complete the merger;

•	if the merger agreement is terminated under certain conditions, we may be required to pay Verso a termination fee of $600,000;

•	our stock price would likely decline since it currently reflects a market assumption that the merger will be completed; and

•	we must pay various costs related to the merger, such as our legal and accounting fees.

      The announcement of the planned merger with Verso, and related uncertainty concerning our future, may make it more difficult for us to enter into long-term relationships with distribution partners and other third parties, which could have an adverse effect on our revenues.

      If the merger agreement is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Verso pursuant to the merger.

We are Exposed to General Economic and Worldwide Political Conditions

      As a result of unfavorable economic conditions, the effects of war and acts of terrorism, reduced capital spending by our enterprise end users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales declined in the second half of our fiscal year ended April 30, 2003. This economic downturn has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will be seriously harmed if current economic conditions do not improve. Specifically, as the rate at which the Company’s customers order its products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring the Company to reduce the value of that inventory on the balance sheet. Additionally, the slow down may impact our customers’ ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings or take products back in return.

We may be Materially and Adversely Affected by Continued Reductions in Spending on Telecommunications Infrastructure by Our Customers

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

Our Inability to Develop and Maintain Relationships with Key PBX and KTS System Vendors Would Harm Our Ability to Sustain and Grow Our Business

      Our success depends to a significant degree upon our continued relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Infrontia (formerly known as Nitsuko), Nortel, NEC, Panasonic and Toshiba, among others and their associated channel distribution partners. The systems sold by these vendors account for approximately three quarters of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal year ended April 30, 2003 were attributable to products which interoperate with enterprise voice systems offered by these vendors. Given that our products interface with a broad range of switches, if we have difficulty in implementing these interfaces on new products, it could delay growing new revenues. Furthermore, we may not have access in the future to the switch-specific protocols for the major telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

Intense Competition in the Market for Enterprise Voice Solutions Could Prevent Us from Increasing or Sustaining Revenue and Prevent Us from Achieving or Sustaining Profitability

      The market for enterprise voice solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships. For instance, Nortel Networks, Avaya and more recently, Intel have released products which compete directly with our products. KTS vendors have announced network implementations. Traditional and non-traditional vendors are offering IP or wireless based systems which are displacing legacy environments. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support and may result in charges, write-offs, etc. as we transition our product line and offer products to address the needs of hybrid, converged and next generation equipment manufacturers. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition.

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

Our Dependence on Independent Manufacturers and Suppliers Could Result in Product Delivery Delays

      We currently use an independent manufacturer, OEM Worldwide, to manufacture all of our products. Our reliance on an independent manufacturer involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturer is unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify an acceptable alternative manufacturer, which could take in excess of three months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available to us at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips may be strong and lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

Sales to Customers Based Outside the United States have Historically Accounted for a Significant Portion of Our Revenues, Which Exposes Us to Risks Inherent in International Operations

      International sales represented 12% of our revenues for the fiscal year ended April 30, 2003, and 20% of our revenues for the fiscal year ended April 30, 2002. While we expect sales to international markets to increase as a percentage of revenues in the future, international sales are subject to a number of risks, including:

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

Our Limited Ability to Protect Our Intellectual Property May Adversely Affect Our Ability to Compete

      Our success and ability to compete is dependent in part upon our proprietary technology. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. We rely on a combination of patent, copyright, trademark, trade secret and other intellectual property laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We presently have one issued patent relating to technology used in our MobileConneX products. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. The Company expects that the use of its intellectual property will become more difficult to monitor if MCK increases its international presence. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult. Some of our contractual arrangements provide third parties with access to our source code and other intellectual property upon the occurrence of specified events. Such access could enable these third parties to use our intellectual property and source code to develop and manufacture competing products, which would adversely affect our performance and ability to compete. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, could seriously harm our future operating results, and may not prove successful.

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

If Our Products Contain Defects, We May be Subject to Significant Liability Claims from Our Customers and the End Users of Our Products and Incur Significant Unexpected Expenses and Lost Sales

      Our products have in the past contained, and may in the future contain, undetected or unresolved errors when first introduced or as new versions are released. Despite extensive testing, errors, defects or failures may be found in our current or future products or enhancements after commencement of commercial shipments. If this happens, we may experience delay in or loss of market acceptance and sales, certain product returns, diversion of development resources to alleviate such problems, injury to our reputation or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Moreover, because our products are designed to be deployed within business critical communications networks, we may receive significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims resulting from a defect in one of our products. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

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

Difficulties and Financial Burden Associated with Acquisitions or Mergers Could Harm Our Business and Financial Results

      We have made acquisitions in the past and in the future we may consider other selective opportunistic acquisitions of companies or businesses with resources and products or service offerings capable of providing us with additional strengths. Acquisitions involve significant risks and uncertainties. These risks and uncertainties include the risk that any future acquisition, may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as expected. Prior to completing an acquisition, however, it is difficult to determine if such benefits can actually be realized. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. In addition, an acquisition might adversely effect the business relationships with our existing suppliers and customers and/or those of the acquired company. Acquired company assets might become impaired as a result of technical advancements or worse-than-expected performance by the acquired company. The merged company may enter markets in which we have no, or limited prior experience. If the recently completed acquisition or any future acquisition fails to meet our expectations or if we change the strategic focus of the company, we may decide to sell, close, or otherwise significantly reduce our investment in the acquired technologies which could have an adverse effect on our operating results.

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

If We Lose Key Personnel, We May Not Be Able to Successfully Operate Our Business

      Our success depends to a significant degree upon the continued contributions of our senior sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Within the last year we have experienced significant changes to the management team including the appointment of a new acting chief executive officer and a new principal financial officer. The Senior Management team has been reduced by 50%. The loss of the services of any key personnel, particularly senior leadership, sales management and key engineers, could seriously harm our business, financial condition and results of operations, including our success in selling our recently introduced products and planned new products.

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

      The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-22 hereof.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information Regarding Directors

      Set forth below is certain information regarding the Directors of the Company, based on information furnished by them to the Company.

Name	Age	Director Since

John B. Landry(2)	55	September 1997
Paul Severino(1)(2)	56	July 1999
Elizabeth H. Houlihan(1)	56	July 2002
Alan B. Levine(2)	59	July 2002

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      The principal occupation and business experience for at least the last five years of each Director of the Company is set forth below.

      John B. Landry has served as a Director of the Company since September 1997. In August 2002, Mr. Landry was appointed CEO of ThinkingBytes Technology, a software company specializing in Field Sales & Service automation. Since 2001, Mr. Landry has been Chairman of Lead Dog Ventures, a firm providing emerging technology companies access to intellectual, relationship and financial capital. From February 1995 to 2000, Mr. Landry served as Vice President of Technology Strategy for IBM. Mr. Landry has also served as Chairman of Anyday.com, an Internet calendar and personal information management company, from February 1999 to June 2000. From March 1996 to January 1999, he served as Chairman of Narrative Communications, an Internet-based advertising and direct marketing company. From December 1990 to June 1995, Mr. Landry served as the Senior Vice President of Development and Chief Technology Officer for Lotus Development Corporation, a provider of software products and services. He also serves as a director of Lante Corporation, a business systems integration firm and Giga Information Group, a market research firm, as well as several private companies. Mr. Landry holds a Bachelor’s degree from Babson College.

      Paul Severino has served as a Director of the Company since July 1999. He has been a private venture investor since November 1996. From October 1994 to November 1996, Mr. Severino served as the Chairman of the Board of Bay Networks, Inc., after its formation from the merger of Wellfleet and Synoptics. From October 1986 to October 1994, he served as the President and Chief Executive Officer of Wellfleet Communications, Inc., a company he co-founded and which merged with Bay Networks. He is a director of Sonus Networks, Inc., a provider of voice infrastructure products, and Media 100, Inc., a provider of digital video systems. Mr. Severino holds a Bachelor’s degree from Rensselaer Polytechnic Institute.

      Elizabeth H. Houlihan has served as a Director of the Company since July 2002. In November 1998, Mrs. Houlihan established E.H. Houlihan & Associates, an executive search and consulting firm. During the period of January 2000 to August 2000, Mrs. Houlihan served as Chief Operating Officer of CO Space, Inc., a national collocation company. In July 1971, Mrs. Houlihan joined New England Telephone where she held a succession of increasingly senior management positions until her appointment to the Senior Management Team of NYNEX Corp in 1990. During the next seven years, she served as the Vice President and General Manager of Operations, Vice President — Consumer Sales and Vice President of Enterprise Markets. Mrs. Houlihan holds a Bachelor’s degree from Salem State College and completed a HBSPMD at Harvard Business School.

      Alan B. Levine has served as a Director of the Company since July 2002. Mr. Levine has been a consultant with ABL Associates, a financial consulting firm, since May 2002. From April until May of 2002, Mr. Levine served with The Van LLC, an asset disposal firm. From September 2001 until April 2002, Mr. Levine served as Chief Financial Officer for Virtual Access networks, Inc., a software manufacturer. From

October 1998 until September 2001, Mr. Levine served as Chief Financial Officer of Marathon Technologies Corporation, a software manufacturer. From September 1974 until September 1998, Mr. Levine held increasingly senior positions with Ernst & Young LLP and became a partner in the firm in October 1986. Mr. Levine holds a Bachelor’s degree from the University of Vermont and a Masters in Accounting from the University of Arizona.

Information Regarding Executive Officers

      Set forth below is certain information regarding each of the executive officers of the Company.

Name	Age	Position

Thomas M. Nolette	46	Vice President, Acting CEO
Patrick J. Curley	43	Vice President, Product and Business Development
Ann Doyle	45	Vice President, Sales and Marketing

      The principal occupation and business experience for the last five years of the Company’s executive officers is set forth below.

      Thomas M. Nolette has served as the Company’s Acting CEO since January 2003, Vice President of Finance, Administration and Operations since November 2002 and Vice President of Manufacturing and Quality since May 2001. From August 1999 to May 2001, Mr. Nolette was Senior Director of Operations for Motorola Multi Service Networks Group, a division of Motorola’s Commercial, Government Information Systems Sector, a communications enterprise. From June 1998 to August 1999, he was Senior Director of Quality for Motorola’s Internet and Networking Group. From July 1996 to June 1998, Mr. Nolette was Director of Operations, Customer Service and Quality for Motorola’s Modem Division and from December 1990 to July 1996 he was Director of Operations for the Wireless Data Group at Motorola. Mr. Nolette holds a Bachelor’s degree from the University of Massachusetts.

      Patrick J. Curley has served as the Company’s Vice President of Product and Business Development since November 2002 and Vice President of Engineering since May 1998. From July 1994 to March 1998, he served as Director and Vice President of Engineering at Windata, Inc., a wireless local area networking company. From September 1991 to June 1994, Mr. Curley served as Director of Engineering at PictureTel Corporation, a video and data conferencing company. He holds a Bachelor’s degree from Boston University.

      Ann Doyle has served as the Company’s Vice President of Corporate Communications and Marketing from May 2001 to April 2002 and as Vice President of Worldwide Sales and Marketing since April 2002. From May 2000 to August 2000, Ms. Doyle was Vice President of Marketing for CO Space, Inc. a carrier and telecom hotel for peering and collocation. From March 2000 to April 2000, Ms. Doyle was a marketing consultant for OneWarranty.com, a multi-manufacturer supported warranty registration company. From June 1980 to October 1999, she held various increasingly senior management positions at Bell Atlantic and NYNEX, including her most recent position as Director, Business and Services Administration at Bell Atlantic. Ms. Doyle holds a Bachelor’s degree from the University of Massachusetts and an M.B.A. from Boston University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company by the Section 16 Persons, or written representations from such Section 16 Persons, all Section 16(a) filing requirements were satisfied, except that Paul Severino inadvertently failed to file one Form 4 to report a transaction in 1999.

Item 11.	Executive Compensation

Compensation of Directors

      MCK does not currently compensate its Directors, but they are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or its committees. The Company’s Directors are generally eligible to participate in the 1996 Stock Option Plan and the 1999 Stock Option and Grant Plan. In addition, pursuant to the terms of the Company’s 2000 Director Stock Option Plan, as amended December 11, 2002, each Director who becomes an eligible Director after November 1, 2000, shall be granted an option to purchase 50,000 shares of Common Stock on the date that such person first becomes an eligible Director (the “Initial Grants”). Initial Grants shall vest in quarterly installments, subject to the grantee’s continued service as a Director of the Company or its subsidiaries, over a period of 3 years (1/12th of the total option shares vest every 3 months). Additionally, grantees may immediately exercise the Initial Grants, subject to the Company’s right to repurchase any unvested shares upon the termination of the Director’s continued service as a Director of the Company or its subsidiaries. Further, on the date of each annual meeting of the stockholders of the Company, each eligible Director will automatically be granted an additional option to purchase 15,000 shares of Common Stock, if after such annual meeting of the stockholders the Director will continue to be an eligible Director (the “Annual Grants”). Annual Grants shall be fully vested and immediately exercisable on the date of grant. All options granted under the Director Plan shall have an exercise price equal to 100% of the fair market value of the Common Stock (generally determined as the closing sales price of the Company’s Common Stock) on the date of grant.

Compensation of Executive Officers

      The following sections of this Annual Report on Form 10-K set forth and describe the compensation paid or awarded to the Company’s Chief Executive Officer and the four other most highly compensated executive officers who earned in excess of $100,000 during the Company’s fiscal year ended April 30, 2003. These executives are referred to as the “Named Executive Officers” elsewhere in this Annual Report on Form 10-K.

      Summary Compensation. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities awarded to, earned by or paid to the Named Executive Officers during each of fiscal years ended April 30, 2001, April 30, 2002, and April 30, 2003, respectively.

Summary Compensation Table

					Long Term Compensation
					Awards

	Annual Compensation				Restricted	Securities	All Other
					Stock	Underlying	Compensation
Name and Principal Position	Year		Salary($)	Bonus($)	Awards(#)	Options(#)	($)

Thomas M. Nolette	2003		$158,171	$—	—	15,000	$1,207	(1)
Vice President, Acting CEO	2002	(2)	136,451	—	—	50,000	1,071	(1)
	2001		—	—	—	—	—
Glenda N. Davis	2003	(4)	230,576	—	—	—	275,959	(5)
Former President and CEO	2002		300,011	112,500	—	—	1,102	(1)
	2001	(6)	88,657	75,000	100,000	500,000	263	(1)
Patrick J. Curley	2003		140,005	8,077	—	29,000	1,168	(1)
Vice President, Product and	2002		140,005	2,625	—	37,500	1,136	(1)
Business Development	2001		123,338	13,250	—	25,000	956	(1)
Ann Doyle	2003		145,419	57,432	—	15,000	1,157	(1)
Vice President, Sales and	2002	(3)	131,457	—	—	50,000	1,010	(1)
Marketing	2001		—	—	—	—	—

(1)	Represents premiums paid for life insurance, long-term disability insurance, short-term disability insurance, and accidental death and dismemberment insurance.

(2)	Mr. Nolette began employment with the Company on May 29, 2001.

(3)	Ms. Doyle began employment with the Company on May 10, 2001.

(4)	Ms. Davis served as President and Chief Executive Officer until January 17, 2003.

(5)	Includes $200,100 paid to Ms. Davis as forgiveness of a promissory note and reimbursement for related taxes, and $75,003 as separation pay under the terms of a Severance Agreement. See “Certain Relationships and Related Transactions.” Also incudes premiums paid for life insurance, long-term disability insurance, short-term disability insurance, and accidental death and dismemberment insurance in an aggregate amount of $856.

(6)	Ms. Davis began employment with the Company on January 15, 2001.

      Option Grants. The following table sets forth certain information concerning the individual grant of options to purchase Common Stock of the Company to the Named Executive Officers who received options during the Company’s fiscal year ended April 30, 2003.

Option Grants In Last Fiscal Year

Individual Grants
Potential Realizable
	Number	Percent of			Value at Assumed
	of	Total Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees in	Exercise		Option Term(1)
	Options	Fiscal	Price	Expiration
Name	Granted	Year(#)	($/SH)	Date	5%($)	10%($)

Thomas M. Nolette	15,000	2.5%	$1.05	11/08/12	$25,655	$40,851
Glenda N. Davis	—	—	—	—	—	—
Patrick J. Curley	29,000	4.8	1.05	11/08/12	49,600	78,979
Ann Doyle	15,000	2.5	1.05	11/08/12	25,655	40,851

(1)	This column shows the hypothetical gain or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% for the exercise price of such options over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future common stock prices.

      Option Exercises and Option Values. The following table sets forth information concerning the number of underlying shares and value of unexercised options to purchase common stock held by the Named Executive Officers as of April 30, 2003.

Aggregated Option Exercises In Last Fiscal Year

And Fiscal Year-End Option Values

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In the Money Options
	Shares		at April 30, 2003(#)		at April 30, 2003($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas M. Nolette	—	—	21,875	43,125	—	$11,100
Glenda N. Davis	—	—	—	—	—	—
Patrick J. Curley	2,179	$1,530	28,907	62,593	$5,039	32,546
Ann Doyle	—	—	21,875	43,125	—	11,100

(1)	Based on the last reported sale price on the Nasdaq National Market on April 30, 2003 less the option exercise price. As of April 30, 2003 there were 162,500 options held by the Named Executive Officers for which the exercise price of the option was in excess of the market price.

Employment Agreements with Executive Officers

      We have entered into severance agreements with Thomas Nolette, Patrick Curley and Ann Doyle. Mr. Nolette’s severance agreement, entered into on May 29, 2001, provides that if Mr. Nolette’s employment is terminated by the Company for any reason other than for cause, Mr. Nolette is entitled to six (6) months of salary continuation as a severance. Mr. Curley’s severance agreement, entered into on December 12, 2001, provides that if Mr. Curley’s employment is terminated due to a change in control, Mr. Curley is entitled to six (6) months’ salary continuation as severance. Ms. Doyle’s severance agreement, entered into on May 10, 2001 and amended on February 5, 2003, provides that, if after six (6) months her employment is terminated by the Company due to a change in control, she will be entitled to six (6) months of salary continuation as a severance.

      In April of 2002 the Compensation Committee of the Board of Directors approved an Incentive Bonus Plan (the “Bonus Plan”) to provide greater incentive to the executive officers and certain other key employees of the Company to remain in the employ of the Company in the event of a change of control. Under the Bonus Plan each executive officer of the Company, except the Chief Executive Officer, is eligible to receive a bonus if they remain in the employ of the Company for at least six (6) months after a change in control. The aggregate amount of the bonuses under the Bonus Plan is equal to the lesser of 5% of the valuation of the Company or $5,000,000. Each executive officer’s percentage of the aggregate bonus amount is determined by a written resolution adopted by the administrator of the Bonus Plan and delivered to the executive officer. The bonus is conditioned on the executive officer remaining an employee for six (6) months following the change of control, unless the executive officer is terminated without cause within such six (6) month period.

      During the quarter ended January 2003, the Company announced the departure of President and CEO Ms. Glenda Davis, as well as her resignation from the Board of Directors. See “Certain Relationships and Related Transactions” for a discussion of the severance arrangements entered into between the Company and Ms. Davis.

Compensation Committee Interlocks and Insider Participation

      Since October 22, 1999 all executive officer compensation decisions have been made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee is an officer of the Company. The current members of the Compensation Committee are Paul Severino and Elizabeth Houlihan. Mr. Severino and Mrs. Houlihan participated in all deliberations of the Company’s Board of Directors concerning executive compensation during the fiscal year ended April 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding the beneficial ownership of Common Stock as of May 21, 2003 by:

•	all persons who own beneficially 5% or more of the Company’s Common Stock;

•	the Chief Executive Officer and each of the other Named Executive Officers;

•	each of the Company’s Directors; and

•	all Directors and executive officers as a group.

      Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned, except to the extent authority is shared by spouses under applicable community property laws and shares of Common Stock subject to options held that are currently exercisable or exercisable within 60 days of May 21, 2003. The applicable percentage of “beneficial ownership” is based upon 20,535,699 shares of Common Stock outstanding.

	Beneficial Ownership

Name of Beneficial Owner	Shares	Percentage

Summit Partners(1)	2,142,959	10.4%
Putnam Investments, Inc.(2)	1,542,000	7.5
033 Asset Management LLC(3)	2,834,470	13.8
Glenda N. Davis	4,000	*
Patrick J. Curley(4)	107,405	*
Thomas M. Nolette(5)	31,216	*
Ann Doyle(6)	31,878	*
John B. Landry(7)	115,891	*
Calvin K. Manz(8)	2,703,449	13.2
Paul Severino(9)	115,754	*
Alan B. Levine(10)	31,667	*
Elizabeth H. Houlihan(11)	31,667	*
All executive officers and directors as a group (8 persons)(12)	402,144	1.9

*	Represents less than 1% of the outstanding shares.

(1)	Represents 1,964,412 shares held by Summit Ventures IV, L.P., 89,163 shares held by Summit Subordinated Debt Fund, L.P., and 89,384 shares held by Summit Investors II, LP. Summit Ventures IV, L.P., Summit Subordinated Debt Fund, L.P., Summit Investments Holdings Trust, Summit Investors Holding Trust, and Summit Investors III, L.P. are part of an affiliated group of investment partnerships referred to, collectively, as Summit Partners. Summit Partners, LLC through an investment committee, has voting and dispositive authority over the shares held by Summit Ventures IV, L.P., Summit Debt Fund L.P., Summit Investments Holdings Trust, Summit Investors Holding Trust, and Summit Investors III, L.P. Based solely upon information provided by Summit Partners and affiliated entities’ Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2003. The address for each of these entities is Summit Partners, 222 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.

(2)	Based solely upon information provided by Putnam Investments, Inc. and affiliated entities’ Schedule 13G/ A filed with the Securities and Exchange Commission on April 10, 2001. The address for Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109.

(3)	Based solely upon information provided by 033 Asset Management LLC and affiliated entities’ Schedule 13G/ A filed with the Securities and Exchange Commission on April 30, 2003. The address for 033 Asset Management LLC, 125 High Street, Suite 1405, Boston, Massachusetts 02110.

(4)	Includes 32,813 shares underlying options granted to Mr. Curley which are exercisable within 60 days of May 21, 2003.

(5)	Includes 25,000 shares underlying options granted to Mr. Nolette which are exercisable within 60 days of May 21 , 2003.

(6)	Includes 25,000 shares underlying options granted to Ms. Doyle which are exercisable within 60 days of May 21, 2003.

(7)	Includes 61,454 shares underlying options granted to Mr. Landry which are exercisable within 60 days of May 21, 2003.

(8)	Represents shares held by Manz Developments, Inc, of which Mr. Manz holds 100% of the voting stock and 48% of the total equity. The address for Manz Developments, Inc. is Site 30, Box 1, RR12, Calgary, Alberta, Canada T3E 6W3.

(9)	Includes 81,967 shares underlying options granted to Mr. Severino which are exercisable within 60 days of May 21, 2003.

(10)	Includes 31,667 shares underlying options granted to Mr. Levine which are exercisable within 60 days of May 21, 2003.

(11)	Includes 31,667 shares underlying options granted to Mrs. Houlihan which are exercisable within 60 days of May 21, 2003.

(12)	Includes 226,234 shares underlying options granted to the Directors and executive officers which are exercisable with 60 days of May 21, 2003.

Equity Compensation Plan Information

      The following table provides information as of April 30, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1996 Stock Option Plan, the 1999 Stock Option and Grant Plan, the 2000 Director Stock Option Plan and the 2000 Employee Stock Option Plan.

(c)
(b)
	(a)		Number of Securities
		Weighted-Average	Remaining Available
	Number of Securities	Exercise Price of	for Issuance Under
	to be Issued Upon	Outstanding	Equity Compensation
	Exercise of	Options,	Plans (Excluding
	Outstanding Options	Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column(a)(1))

Equity Compensation plans approved by Shareholders	1,467,308	$4.53	3,148,961
Equity Compensation plans not approved by Shareholders	—	$—	—
Total	1,467,308	$4.53	3,148,961

(1)	Includes 150,294 shares which may be awarded under the terms of our 2000 Employee Stock Purchase Plan. Our 2000 Employee Stock Purchase Plan permits all participants to elect to have deductions of up to 10% of their compensation to purchase shares of our common stock.

Item 13.	Certain Relationships and Related Transactions

      During the quarter ended January 2003, the Company announced a leadership change within the senior management team, involving the departure of President and CEO Ms. Glenda Davis, as well as her resignation from the Board of Directors. In connection with her departure from the Company in January 2003, the Company repurchased 100,000 shares of restricted stock held by Ms. Davis for the fair market value of $115,000, which was applied against the outstanding balance of Ms. Davis’ promissory note to the Company. The Company forgave the remaining balance of $138,000 due under the promissory note and agreed to reimburse Ms. Davis for certain income tax consequences (but not any interest, penalties or fees) which may result from the forgiveness of the balance of the loan. The amount paid to Ms. Davis for reimbursement for the income tax consequences was $87,503. The stock repurchase and partial loan forgiveness were negotiated as part of the CEO’s separation arrangements and supercede the Company’s earlier determination that the loan was not subject to repayment. In addition, in connection with Ms. Davis’ departure from the Company, the Company agreed to pay Ms. Davis a monthly severance amount equal to $25,000 for a twelve-month period and, if requested by Ms. Davis, to pay the full cost of COBRA for health and dental insurance coverage for Ms. Davis for the six (6) month period following her departure from the Company.

Conflicts of Interest

      Conflicts of interest may arise in the course of business transactions between the Company, its officers, Directors and principal stockholders, and their affiliates. The Company believes that the transactions in which it was a party as described above were at terms no less favorable than the Company would have obtained from unaffiliated third parties. In connection with the Company’s initial public offering, the Company adopted a policy that all future transactions between the Company and its officers, Directors or other affiliates (other than compensation and employment matters) be reviewed by the Board of Directors on an on-going basis and submitted to the Audit Committee or other comparable body for review where appropriate. The Company intends to revise its conflict of interests policy if necessary to comply with recent rulemaking in the area.

Item 14.     Controls and Procedures

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

1.	Report of Ernst & Young LLP, independent auditors (see page F-2 hereof).

2.	Consolidated Balance Sheets as of April 30, 2002 and 2003 (see page F-3 hereof).

3.	Consolidated Statements of Operations for the years ended April 30, 2001, 2002 and 2003 (see page F-4 hereof).

4.	Consolidated Statements of Common Stockholders’ Equity for the years ended April 30, 2001, 2002 and 2003 (see page F-5 hereof).

5.	Consolidated Statements of Cash Flows for the years ended April 30, 2001, 2002 and 2003 (see page F-6 hereof).

6.	Notes to Consolidated Financial Statements (see pages F-7 through F-22 hereof).

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

2.2 (12)
Agreement and Plan of Merger dated as of April 21, 2003 among Verso Technologies, Inc., Mickey Acquiring Sub, Inc. and the Registrant (Exhibit No. 2.1 to Current Report on Form 8-K (File No. 0-22703)).

Exhibit No.	Description

2.3 (12)
First Amendment to Agreement and Plan of Merger dated April 21, 2003, among Verso Technologies, Inc., Mickey Acquiring Sub, Inc. and the Registrant (Exhibit No. 2.2 to Current Report on Form 8-K (File No. 0-22703)).

2.4 (13)
Second Amendment to Agreement and Plan of Merger dated June 13, 2003, among Verso Technologies, Inc., Mickey Acquiring Sub, Inc. and the Registrant (Exhibit No. 2.1 to Current Report on Form 8-K (File No. 0-22703)).

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

10.2 (2)	Amended and Restated 1996 Stock Option Plan of the Registrant. (Exhibit No. 10.3 of Registration Statement on Form S-1 (File No. 333-85821)).
10.3 (3)	1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)†	Master Support Agreement between the Registrant and Vital Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (4)	Lease Agreement by and between the Registrant and Wellsford/ Whitehall Holdings, L.L.C. dated January 10, 2000.
10.5.1 (5)	First Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 25, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.5.2 (5)	Second Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 31, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.6 (9)	Incentive Bonus Plan of the Registrant
10.7 (11)	2000 Director Stock Option Plan of the Registrant, as amended.
10.8 (7)	2000 Employee Stock Purchase Plan of the Registrant.
10.9 (8)	Offer letter dated January 11, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.14 of Annual Report on Form 10-K (File No. 0-22703)).
10.10 (8)	Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.15 of Annual Report on Form 10-K (File No. 0-22703)).
10.11 (8)	Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.16 of Annual Report on Form 10-K (File No. 0-22703)).
10.12 (9)	Promissory Note dated March 13, 2001, issued by Glenda Davis to the Registrant.
10.13 (2)	Form of Bonus Agreement (Exhibit No. 10.12 of Registration Statement on Form S-1 (File No. 333-85821)).
10.14 (9)	Offer letter dated May 29, 2001 between the Registrant and Thomas Nolette
10.15	Offer letter dated May 10, 2001 between the Registrant and Ann Doyle, as amended on February 5, 2003
10.16 (9)	Offer letter dated November 26, 2001 between the Registrant and Gerald J. McGovern
10.17 (10)	Sublease between the Registrant., Sublandlord and UPromise, Inc., Subtenant dated as of July 2, 2002
10.18 (10)	Offer letter dated December 12, 2001 between the Registrant and Patrick Curley
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

Exhibit No.	Description

99.1	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Corporate Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K dated June 28, 2000.

(2)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333- 85821), which was declared effective on October 21, 1999.

(3)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-8 dated February 4, 2000.

(4)	Incorporated by reference to Exhibit No. 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-96235), which was declared effective on April 4, 2000.

(5)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 31, 2000.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated November 14, 2000.

(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated December 4, 2000.

(8)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001, as filed with the SEC on July 2, 2001.

(9)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, as filed with the SEC on August 13, 2002.

(10)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, as filed with the SEC on September 16, 2002.

(11)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002, as filed with the SEC on December 16, 2002.

(12)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Current Report on Form 8-K, as filed with the SEC on April 22, 2003.

(13)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s current Report on Form 8-K, as filed with the SEC on June 17, 2003.

(b) Reports on Form 8-K.

      (1) On April 22, 2003, the Registrant filed a current report on Form 8-K reporting that the Registrant had entered into a definitive Agreement and Plan of Merger by and among the Registrant, Verso Technologies, Inc. and a wholly-owed subsidiary of Verso (“Merger Sub”), as amended by that certain First Amendment to Agreement and Plan of Merger dated as of April 21, 2003, pursuant to which Merger Sub will be merged with and into the Registrant, with the Registrant to survive the merger as a wholly-owned subsidiary of Verso.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the town of Needham, State of Massachusetts on the 26th day of June, 2003.

MCK COMMUNICATIONS, INC.

By:	/s/ THOMAS M. NOLETTE

Thomas M. Nolette
Acting Chief Executive Officer,
VP Operations and Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS M. NOLETTE Thomas M. Nolette	Acting Chief Executive Officer, VP Operations and Finance (Principal Executive Officer)	June 26, 2003

/s/ THERESE E. VIOLETTE Therese E. Violette	Corporate Controller (Principal Financial Officer and Principal Accounting Officer)	June 26, 2003

/s/ JOHN B. LANDRY John B. Landry	Director	June 26, 2003

/s/ PAUL SEVERINO Paul Severino	Director	June 26, 2003

/s/ ELIZABETH HOULIHAN Elizabeth Houlihan	Director	June 26, 2003

/s/ ALAN LEVINE Alan Levine	Director	June 26, 2003

CERTIFICATIONS

I, Thomas M. Nolette, certify that:

1.	I have reviewed this annual report on Form 10-K of MCK Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS M. NOLETTE

Thomas M. Nolette
Acting Chief Executive Officer
VP Operations and Finance
(Principal Executive Officer)

Date: June 26, 2003

I, Therese E. Violette, certify that:

1.	I have reviewed this annual report on Form 10-K of MCK Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THERESE E. VIOLETTE

Therese E. Violette
Corporate Controller
(Principal Financial Officer)

Date: June 26, 2003

MCK COMMUNICATIONS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

     MCK Communications, Inc.

      We have audited the accompanying consolidated balance sheets of MCK Communications, Inc. (the Company) as of April 30, 2002 and 2003, and the related consolidated statements of operations, common stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

June 6, 2003

MCK COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share related data)

	April 30,

	2002	2003

ASSETS
Current assets:
Cash and equivalents	$4,554	$2,629
Restricted securities	2,000	2,000
Marketable securities	37,813	37,032
Accounts receivable (net of allowances of $500 and $250 at April 30, 2002 and 2003, respectively)	3,773	2,592
Inventory	1,878	1,203
Prepaids and other current assets	595	514

Total current assets	50,613	45,970
Fixed assets, net	1,529	539
Goodwill, intangibles and other long term assets	105	105
Completed technology	3,978	375

Total assets	$56,225	$46,989

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435	$905
Accrued liabilities	4,740	2,343
Accrued compensation and benefits	672	239
Deferred revenue	422	389

Total current liabilities	7,269	3,876
Common stockholders’ equity:
Common stock, $.001 par value; authorized shares — 40,000,000, issued and outstanding 20,421,563 shares at April 30, 2002 and 20,528,899 at April 30, 2003	20	20
Additional paid-in capital	125,122	124,912
Accumulated deficit	(75,031)	(81,110)
Deferred compensation	(159)	(3)
Accumulated other comprehensive loss	(464)	(602)
Notes receivable from officers	(532)	(104)

Total common stockholders’ equity	48,956	43,113

Total liabilities and common stockholders’ equity	$56,225	$46,989

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share related data)

	Years Ended April 30,

	2001	2002	2003

Revenues	$38,220	$16,487	$14,579
Cost of goods sold	15,287	9,096	7,169

Gross profit	22,933	7,391	7,410
Operating expenses:
Research and development (excluding amortization of stock based compensation of $829, $(52), and $53 in 2001, 2002 and 2003, respectively)	9,232	7,124	3,199
Sales and marketing (excluding amortization of stock based compensation of $1,005, $(453) and $1 in 2001, 2002 and 2003, respectively)	13,820	9,397	4,674
General and administrative (excluding amortization of stock based compensation of $1,068, $202 and $89 in 2001, 2002 and 2003, respectively)	4,646	4,478	2,891
Amortization of stock based compensation	2,902	(303)	143
Amortization of goodwill and other intangibles	4,588	2,180	1,003
Write-off of in-process research and development	3,694	—	—
Impairment of goodwill and other intangibles	—	14,063	2,600
Restructuring	597	4,310	552
Provision for legal settlement and fees	—	1,387	—

Total operating expenses	39,479	42,636	15,062

Loss from operations	(16,546)	(35,245)	(7,652)
Other income (expense):
Interest expense	(36)	(52)	(27)
Interest income	3,696	1,399	725
Other income (expense), net	(43)	(60)	918

Total other income (expense)	3,617	1,287	1,616

Loss before provision for income taxes	(12,929)	(33,958)	(6,036)
Income tax (provision) benefit	1,130	(60)	(43)

Net loss	$(11,799)	$(34,018)	$(6,079)

Basic and diluted net loss per common share	$(0.61)	$(1.69)	$(0.30)

Shares used in computing basic and diluted net loss per common share	19,213,239	20,126,113	20,499,108

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

(In thousands except for share related data)

							Accumulated
							Other	Notes	Total
		Shares of	Common	Additional			Comprehensive	Receivable	Common
	Comprehensive	Common	Stock at	Paid-In	Accumulated	Deferred	Income	From	Stockholders’
	Loss	Stock	Par Value	Capital	Deficit	Compensation	(Loss)	Officers	Equity

Balance at April 30, 2000		19,357,369	$19	$115,803	$(29,214)	$(4,624)	$(345)	$(693)	$80,946
Foreign currency translation adjustment	$(241)	—	—	—	—	—	(241)	—	(241)
Unrealized gain on marketable securities	39	—	—	—	—	—	39	—	39
Amortization of deferred compensation		—	—	—	—	2,612	—	—	2,612
Sale of restricted stock		35,307		41		323		(147)	217
Acquisition of DTI		364,601	1	10,939	—	—	—	—	10,940
Stock options exercised net of cancellations		357,801		69	—	74	—	—	143
Payment on notes receivable		—	—	—	—	—	—	4	4
Net loss	(11,799)	—	—	—	(11,799)	—	—	—	(11,799)

Total comprehensive income (loss)	$(12,001)	—	—	—	—	—	—	—	—

Balance at April 30, 2001		20,115,078	20	126,852	(41,013)	(1,615)	(547)	(836)	82,861
Foreign currency translation adjustment	$94	—	—	—	—	—	94	—	94
Unrealized loss on marketable securities	(11)	—	—	—	—	—	(11)	—	(11)
Amortization of deferred compensation		—	—	—	—	1,147	—	—	1,147
Stock options exercised net of cancellations		250,239	—	(1,791)	—	309	—	—	(1,482)
Cancellation of restricted stock		(95,347)	—	(178)	—		—	178	—
Sale of Common Stock		151,593		239					239
Payment on notes receivable		—	—	—	—	—	—	126	126
Net loss	(34,018)	—	—	—	(34,018)	—	—	—	(34,018)

Total comprehensive income (loss)	$(33,935)	—	—	—	—	—	—	—	—

Balance at April 30, 2002		20,421,563	20	125,122	(75,031)	(159)	(464)	(532)	48,956
Foreign currency translation adjustment	$(196)	—	—	—	—	—	(196)	—	(196)
Unrealized gain on marketable securities	58	—	—	—	—	—	58	—	58
Repurchase of Restricted Stock		(100,000)	—	(115)	—	—		115	—
Forgiveness of Note Receivable		—	—	—	—	—	—	22	22
Amortization of deferred compensation		—	—	(66)	—	156	—	53	143
Stock options exercised net of cancellations		233,863	—	36	—	—	—	—	36
Cancellation of restricted stock		(76,388)	—	(117)	—	—	—	117	—
Sale of common stock		49,861	—	52	—	—	—	—	52
Payment on note receivable		—	—	—	—	—		121	121
Net loss	(6,079)	—	—	—	(6,079)	—	—	—	(6,079)

Total comprehensive income (loss)	$(6,217)	—	—	—	—	—	—	—	—

Balance at April 30, 2003		20,528,899	$20	$124,912	$(81,110)	$(3)	$(602)	$(104)	$43,113

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended April 30,

	2001	2002	2003

Cash flow from operating activities:
Net loss	$(11,799)	$(34,018)	$(6,079)
Depreciation	1,664	2,121	1,181
Amortization of goodwill and other intangibles	4,589	2,180	1,003
Impairment of goodwill and other intangibles	—	14,063	2,600
Write down of fixed assets to net realizable value	—	1,064	57
Stock based compensation	2,902	(303)	143
In-process research and development	694	—	—
Deferred income taxes	(1,502)	—	—
Change in operating assets and liabilities:
Accounts receivable	969	1,377	1,181
Inventory	(1,240)	2,459	675
Prepaids and other current assets	665	1,129	81
Accounts payable	(1,718)	(2,049)	(530)
Accrued liabilities	1,573	1,876	(2,397)
Accrued compensation and benefits	(1,052)	(507)	(433)
Deferred revenue	(62)	413	(33)
Other long-term assets	227	(35)	—

Net cash provided (used) by operating activities	(4,090)	(10,230)	(2,551)
Cash flows from investing activities:
Purchase of fixed assets	(3,100)	(645)	(234)
(Purchases) and sales of marketable securities, net	(30,887)	10,954	781
Acquisition of business, net of cash acquired	(12,650)	—	—

Net cash provided (used) by investing activities	(46,637)	10,309	547
Cash flows from financing activities:
Forgiveness of notes receivable	—	—	22
Payments on notes receivable	—	—	121
Decrease in short-term borrowings	(866)	—	—
Issuance of common stock, net	4	302	52
Proceeds from exercise of stock options	70	31	36

Net cash provided (used) by financing activities	(792)	333	231
Effect of exchange rate changes on cash	(290)	107	(152)

Net increase (decrease) in cash	(51,809)	519	(1,925)
Cash and equivalents at beginning of period	55,844	4,035	4,554

Cash and equivalents at end of period	$4,035	$4,554	$2,629

Non-cash transactions:
Sale of restricted stock, net of cancellations	$147	$—	$—
Issuance of common stock in acquisition	10,939	—	—

See accompanying notes to consolidated financial statements.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended April 30, 2001, 2002 and 2003

1. Nature of Operations

      MCK Communications, Inc. (MCK or the Company) develops and markets products that enable businesses to unleash the power of their voice communications by

•	extending the functionality and applications of their business telephone systems from the main office to outlying offices, remote call centers, teleworkers and mobile employees over public and private networks;

•	bundling with service providers to unite CPE and network services to deliver new outsourced, value added services; and

•	bridging technology gaps between existing and nextgen applications, switches and devices to enable enterprises ease of technology migration.

      Sales are made to original equipment manufacturers (OEMs) and private label partners, independent local exchange carriers (ILECs), systems integrators and distributors, telecom and datacom value added resellers (VARs), and broadband service providers. The Company operates in one business segment. In the fiscal year ended 2001, sales to one customer represented approximately 23% of consolidated revenues. In fiscal year 2002, no customer accounted for 10% or more of revenues. In fiscal 2003, sales to two customers represented approximately 30% of consolidated revenues.

      In April 2003, the Company entered into a definitive merger agreement with Verso Technologies, Inc. (“Verso”). Under the terms of the agreement, MCK will become a wholly-owned subsidiary of Verso. In connection with the merger, MCK estimates that it will declare a dividend payable to its stockholders of record immediately prior to the effective time of the merger. MCK estimates the aggregate amount of the dividend will be between $28 million and $30 million, subject to adjustment according to the merger agreement. In addition, an aggregate of 18,280,000 shares of Verso common stock will be issued in exchange for all of the shares of MCK outstanding at the time of the merger. The deal is subject to a number of closing conditions including regulatory and MCK shareholder approval. The deal is expected to close in the third calendar quarter of 2003.

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

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(f) Revenue Recognition

      Revenues from product sales are recognized upon shipment of the Company’s products to its customers and the fulfillment of all contractual terms and conditions, pursuant to guidance provided by Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements (SAB 101), issued by the Securities and Exchange Commission. Certain distribution partners have rights to return a contractual percentage of sales. For sales to these partners, the Company defers revenue subject to return until such rights have expired. A significant number of the Company’s contractual arrangements contain price protection provisions whereby the Company is obligated to provide refunds or credits for any decrease in unit prices of product in our customer’s inventory. The Company routinely analyzes and establishes, as necessary, reserves at the time of shipment for product returns and allowances and warranty costs. To date these amounts have not been significant.

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

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) Translation of Foreign Currencies

      All assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the rate of exchange in effect at the balance sheet date. Revenue and expense accounts are translated into U.S. dollars using the weighted-average exchange rate during the period. The gains or losses resulting from such translation are reported in a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions, which are included in results of operations, were losses of $34,000 and $138,000 in 2001 and 2002, and a gain of $218,000 in 2003, respectively.

(j) Income Taxes

      The Company provides deferred taxes to recognize temporary differences between the financial and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  (k) Comprehensive Income

      Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and available-for-sale securities valuation adjustments. At April 30, 2003, the Company’s accumulated currency translation loss and accumulated unrealized gain on marketable securities was $660,000 and $58,000, respectively.

  (l) Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, marketable securities and trade accounts receivable. The Company invests its cash equivalents in deposits with two financial institutions with strong credit ratings and or in marketable securities. The Company sells its products to customers in the telecommunications industry, primarily in the United States and Canada. The Company performs periodic credit evaluations of its customers’ financial condition and collateral is generally not required. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations.

  (m) Marketable Securities

      The Company’s investments consist primarily of commercial paper and money market instruments of which $32,471,000 matures in less than one year and $4,561,000 matures beyond one year. These securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in interest income.

  (n) Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the options granted equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. In those instances where stock options were granted with exercise prices less than the fair value of the common stock at the date of grant, expense is being recognized over the vesting period. Because the stock options vest on a pro-rata basis the

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company follows the guidance included in Financial Accounting Standards Board Interpretation Nos. 28 and 44 to determine compensation expense for the period.

      The following table illustrates the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The Company used the following weighted-average assumptions for options granted in 2001, 2002 and 2003: risk-free interest rate of 5.6%, 4.5% and 3.5%, respectively; a weighted-average expected life of the option of between five and six years; expected volatility of 1.5 in 2001, 1.4 in 2002, and 1.3 in 2003; and no dividends.

      If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	2001	2002	2003

Net loss as reported	$(11,799)	$(34,018)	$(6,079)
Add: Stock-based compensation expense included in net loss	2,902	(303)	143
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,166)	(3,318)	(2,435)

Pro forma net loss	$(15,063)	$(37,639)	$(8,371)

Net loss per common share As reported	$(0.61)	$(1.69)	$(0.30)
Pro forma	(0.78)	(1.87)	(0.42)

      The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the pro forma effects on 2001, 2002, and 2003 net loss and net loss per common share of expensing the estimated fair value of the stock options and common shares pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

  (o) Accounting for Impairment of Long-Lived Assets

      The Company reviews its long-lived assets and goodwill for impairment when impairment indicators are present. In the event that undiscounted cash flows are not sufficient to recover the associated asset, the Company adjusts the carrying amount to fair value determined by using a discounted cash flow methodology. Also, on an on-going basis, the Company reviews the periods of depreciation and amortization for continued appropriateness.

  (p)     Research and Development Costs

      Research and development costs are charged to expense as incurred.

  (q) Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are effective for financial reports for interim periods beginning after December 15, 2002. The Company does not expect the implementation of SFAS No. 148 will have a material impact on its consolidated financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

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

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulleting No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is reviewing FIN 46 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

  (r) Warranty and Guaranties

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

      Warranty activity for the year ended April 30, 2003 is as follows (in thousands):

Balance, April 30, 2002	$153
Provision for warranty costs	46
Warranty expenditures	(39)

Balance, April 30, 2003	$160

      The Company offers service contracts that may be purchased after a standard warranty has expired. Service contracts may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

3. Inventory

      Inventory consisted of (in thousands):

	April 30,

	2002	2003

Raw materials	$1,594	$933
Finished goods	284	270

	$1,878	$1,203

4. Fixed Assets

      Fixed assets consisted of (in thousands):

	April 30,

	2002	2003

Equipment	$2,650	$2,118
Purchased software	1,452	1,233
Leasehold improvements	140	155
Furniture and fixtures	199	178

	4,441	3,684
Accumulated depreciation	(2,912)	(3,145)

	$1,529	$539

5. Credit Agreements

      During the fiscal year ended April 30, 2002, the Company maintained a revolving credit agreement that provided for borrowings up to the lesser of $5 million or 80% of qualifying receivables. No amounts were outstanding under this agreement at April 30, 2002. The agreement bore interest at the bank’s base rate and the debt was collateralized by substantially all assets of the Company. The Company terminated the agreement in April 2002.

      The Company paid interest and fees of approximately $36,000, $53,000 and $28,000 for the years ended April 30, 2001, 2002 and 2003, respectively.

      At April 30, 2003, restricted securities include approximately $2 million pledged to secure a letter of credit, which expires in January 2004, in favor of the landlord of the Company’s headquarters in Needham, MA.

6. Income Taxes

      Pre-tax income (loss) is summarized by country as follows (in thousands):

	April 30,

	2001	2002	2003

Canada	$24	$(614)	$(804)
United States	(12,953)	(33,344)	(5,232)

Total	$(12,929)	$(33,958)	$(6,036)

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes consisted of (in thousands):

	April 30,

	2001	2002	2003

Current:
Canada	$254	$—	$—
United States	118	60	43

	372	60	43
Deferred:
Canada	(33)	—	—
United States	(1,469)	—	—

	(1,502)	—	—

Total	$(1,130)	$60	$43

      The provision (benefit) for income taxes differed from the amount computed by applying the U.S. federal statutory rate as follows (in thousands):

	April 30,

	2001	2002	2003

Income tax provision (benefit) at statutory rate	$(4,525)	$(11,885)	$(2,113)
Tax loss with no current benefit	1,524	9,269	3,159
Utilization of foreign net operating losses	—	—	—
Foreign tax differential	2	(59)	(77)
Non-deductible expenses	1,878	4,024	(21)
Tax credits	—	(512)	(676)
State taxes, net of federal benefit	(332)	(1,079)	(253)
Other, net	323	302	24

Total	$(1,130)	$60	$43

      The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	April 30,

	2002	2003

Deferred tax assets:
Reserves and accruals	$2460	$1,641
Fixed assets	1,096	1,513
Tax credits	667	1,342
Net operating loss carryforwards	8,161	9,681

Total deferred tax assets	12,384	14,177
Deferred tax liabilities:
Intangible assets	(1,591)	(224)

Total deferred tax liabilities	(1,591)	(224)
Valuation allowance	(10,793)	(13,953)

Net deferred taxes	$—	$—

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has incurred cumulative losses for the three year period ended April 30, 2003. Consequently, the Company is unable to conclude that it is more likely than not the Company will generate taxable income in the foreseeable future. Accordingly, the Company has provided a valuation allowance covering its net deferred tax asset.

      At April 30, 2003 and 2002, the Company had $1,156,755 and $480,696 of Canadian investment tax credits earned as a result of government incentive programs which begin to expire in 2009. At April 30, 2003 , the Company had $135,757 of United States research credits which begin to expire in 2013 and net operating loss carryforwards of approximately $22,077,701 which begin to expire in 2019. The Company paid income taxes of approximately $207,000, $161,000 and $43,000 in 2001, 2002, and 2003 respectively.

7. Stock Plans

      In June 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), which provides for the issuance of up to 1,959,081 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1996 Plan is administered by the Compensation Committee of the Board of Directors. Both incentive stock options and non-qualified stock options are generally granted at the fair market value, although as disclosed herein, certain options were granted below fair market value. Options granted under the 1996 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining thirty-six months and expire five and ten years from date of grant for incentive stock options and non-qualified stock options, respectively. At April 30, 2003, 413,622 shares were available for future grant. At April 30, 2001, 2002 and 2003, there were 334,493, 317,525 and 99,309 options exercisable under the 1996 Plan, at a weighted average exercise price of $0.42, $0.40 and $0.85 per share, respectively.

      In August 1999, the Company adopted the 1999 Stock Option and Grant Plan (the “1999 Plan”). The 1999 Plan provides for the issuance of up to 3,560,000 shares of common stock of the Company as either incentive stock options or non-qualified stock options. The 1999 Plan is administered by the Compensation Committee of the Board of Directors. Options granted under the 1999 Plan generally vest as to 25% of the underlying shares on the first anniversary of the date of grant and ratably over the remaining twelve quarters and expire ten years from the date of grant. At April 30, 2003, 2,358,790 shares were available for future grant. At April 30, 2001, 2002 and 2003 there were 445,507, 552,948 and 332,116 options exercisable under the 1999 Plan at a weighted average exercise price of $13.44, $10.42 and $ 8.82 per share, respectively.

      On August 15, 2000 the Board of Directors of the Company adopted the 2000 Director Stock Option Plan (The “Director Plan”). The Director Plan provides for the issuance of up to 500,000 shares of common stock of the Company as non-qualified stock options. The Director Plan is administrated by a committee of the Board of Directors. Initial options granted under the Director Plan generally vest ratably over twelve quarters. Annual options granted are fully vested and are immediately exercisable at the date of grant. All options granted under the Director Plan expire upon the termination date of the participant. At April 30, 2003, 226,255 shares were available for future grant. At April 30, 2001, 2002 and 2003, there were 15,624, 59,060 and 175,309 options exercisable at a weighted average exercise price of $16.50, $11.25 and $7.21 per share, respectively.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity over the life of the 1996 Plan, the 1999 Plan and the Director Plan:

	Options	Weighted Average
	Outstanding	Exercise Price

Outstanding at April 30, 2000	2,124,167	$8.57
Granted	3,127,779	10.21
Exercised	(357,801)	0.19
Canceled	(895,798)	16.76

Outstanding at April 30, 2001	3,998,347	$9.02
Granted	937,679	1.55
Exercised	(250,239)	0.11
Canceled	(2,351,439)	9.64

Outstanding at April 30, 2002	2,334,348	$5.94
Granted	601,325	1.04
Exercised	(227,487)	0.11
Canceled	(1,240,878)	6.13

Outstanding at April 30, 2003	1,467,308	$4.53

      The following table presents certain information about options outstanding as of April 30, 2003:

				Weighted
				Average
		Weighted Average	Number of	Exercise Price
	Number of	Remaining Contractual	Options	of Options
Exercise Price	Options	Life (Yrs.)	Exercisable	Exercisable

$0.098 – $1.01	166,993	6.49	132,079	$0.64
$1.05	351,275	9.53	—	—
$1.08 – $1.13	253,818	8.89	64,602	1.11
$1.15 – $2.03	249,229	7.09	121,719	1.64
$2.03125 – $2.25	86,250	8.01	39,876	2.15
$3.125 – $4.4375	53,250	7.68	30,503	4.38
$5.8125 – $16.5	196,380	7.34	139,573	12.74
$18.0625 – $33.9375	110,113	7.09	78,382	24.58

	1,467,308		606,734	$7.05

      The Company recorded deferred compensation charges of approximately $8,464,000 related to stock options and restricted stock granted with exercise prices below market prices during the fiscal year ended April 30, 2000. The deferred compensation is being amortized to expense over the vesting period of the individual options, generally four years. In the fourth quarter of the fiscal year ended April 30, 2002, the Company recorded an adjustment to reverse approximately $1.5 million of stock-based compensation expense previously recorded relating to terminated employees

      The weighted-average per share fair value of stock options granted was $9.98, $1.56 and $0.98 in 2001, 2002 and 2003, respectively. The weighted average remaining contractual life for all stock options outstanding at April 30, 2003 was 8.03 years.

      The Company issued 100,000 shares of restricted common stock having a fair value of $2.5312 per share in March 2001, 22,950 shares of restricted common stock at $3.27 per share which was less than the fair value in September 1999, 374,850 shares of restricted common stock at $1.63 per share which was less than fair

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value in July 1999, 114,750 shares of restricted common stock having a fair value of $0.098 per share in June 1998 and 1,538,178 shares of restricted common stock having a fair value of $0.098 per share in January 1998 to certain executives and a member of the Board of Directors in exchange for promissory notes totaling $1,102,672. The promissory notes are non-interest bearing to employees insofar as the Company is required to reimburse the employees for any interest on the promissory notes that is payable to the Company. The face values of the promissory notes approximate their fair market value. Upon termination for any reason other than for cause or in the event of the merger, consolidation or sale of substantially all of the Company’s assets or voting securities, the Company must repurchase all the non-vested restricted stock of the executives at the original issue price. If an executive is terminated for cause, the Company must repurchase such executive’s vested and non-vested restricted stock

      The Company has a right of first refusal prior to any transfer of restricted stock. The restricted stock generally vests over four years and the promissory notes have a five-year maturity. The outstanding balance of the promissory notes at April 30, 2002 and 2003 is $532,145 and $103,978, respectively. During the year ended April 30, 2003, the Company repurchased the 100,000 shares issued in March 2001 for the fair market value of $115,000, which was applied against the outstanding balance of the note receivable. The Company forgave the remaining balance due under the promissory note as part of the separation agreement which superceded the Company’s earlier determination that the loan was not subject to repayment.

      At April 30, 2003, the Company had reserved 4,465,975 shares of common stock for issuance under the 1996 and 1999 Stock Option plans and the Director plan.

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

      In addition, on each May 1, the aggregate number of shares of common stock reserved for issuance under the Stock Purchase Plan will be increased automatically by a number of shares equal to 0.5% of the total number of outstanding shares on the immediately preceding April 30, subject to the ability of the Compensation Committee to reduce the amount of the increase in any particular year; provided that the aggregate number of shares that may be issued over the term of the Stock Purchase Plan shall not exceed 500,000 shares. The Company suspended the Stock Purchase Plan effective May 31, 2003 pending the merger transaction with Verso Technologies.

9. Employee Savings Plans

      The Company maintains a retirement savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company also maintains a Registered Retirement Savings Plan for its Canadian employees, which allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made no contributions to either plan during 2001, 2002 or 2003.

10. Commitments and Contingencies

      The Company leases office space in the United States, Canada, and the United Kingdom under non-cancelable operating leases.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total rent expense under all operating leases for 2001, 2002 and 2003 was approximately $478,000, $1,331,000, and $1,318,000, respectively. At April 30, 2003, future minimum lease commitments were approximately $1,597,000 in 2004, $1,514,000 in 2005, $1,425,000 in 2006 and $1,238,000 in 2007. Future minimum lease payments have not been reduced by future minimum sublease rentals of $686,000 in each of 2004, 2005, 2006 and 2007.

11. Earnings Per Share and Pro Forma Earnings Per Share

      The calculations of earnings per share are as follows (in thousands, except for share related amounts):

	Years Ended April 30,

	2001	2002	2003

Numerator:
Net loss	$(11,799)	$(34,018)	$(6,079)

Numerator for basic and diluted earnings per share — income available to common stockholders	$(11,799)	$(34,018)	$(6,079)

Denominator:
Denominator for basic and diluted earnings per share — weighted-average shares	19,213,239	20,126,113	20,499,108

Basic and diluted loss per share	$(0.61)	$(1.69)	$(0.30)

      The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Year Ended April 30,

	2001	2002	2003

Shares issuable under stock options	3,998	2,334	1,537

Shares of nonvested restricted stock	381	88	8

12. Valuation and Qualifying Accounts

      Accounts Receivable Reserves and Allowances (in thousands):

			Additions
	Balance at	Balance	Charged to	Deductions	Balance at
	Beginning of	Acquired in	Income	(Principally	End of
Period	Year	Acquisition	Statement	Write-Offs)	Year

Year ended April 30, 2001	$154	$151	$808	$(517)	$596
Year ended April 30, 2002	$596	$—	$(289)	$193	$500
Year ended April 30, 2003	$500	—	$(204)	$(46)	$250

13. Legal Proceedings

      On May 3, 2000, Joan Lockhart, the Company’s former Vice President of Marketing, filed a complaint in Massachusetts State Court against the Company. In the complaint, captioned Joan Lockhart v. MCK Communications, Inc., (Middlesex Superior Court), Ms. Lockhart asserts a claim for breach of contract against the Company based on her allegations that the Company failed to comply with the terms of her employment agreement and a certain restricted stock agreement executed by and between the Company and Ms. Lockhart. On June 5, 2000, the Company filed its answer denying the material allegations of Ms. Lockhart’s complaint. On December 6, 2001, the Massachusetts Superior Court, Middlesex County,

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered judgement against the Company and in favor of Ms. Lockhart in the amount of approximately $1,160,000, including interest which amount was charged to operations in 2002. The Company determined not to appeal the judgement and on December 17, 2002, the parties agreed to settle the case for $1,100,000.

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

      The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (Entrata). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (Superwire). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP (JSF), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire and JSF.Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgment against each other. The Court denied both motions on March 13, 2003, and gave the parties until October 17, 2003 to complete discovery. Following denial of the cross-motions for summary judgment, the Company filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The motion is unopposed and is likely to be allowed. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims, cross-claims and third-party claims. No amounts, other than the original payment, have been provided for this matter in the accompanying financial statements.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Segments

      Information about the Company’s revenue and long-lived assets by geographic area is as follows (in thousands):

	April 30,

	2001	2002	2003

Revenues from external customers:
United States	$31,200	$13,179	$12,855
Canada	4,027	1,931	705
Rest of world	2,993	1,377	1,019

Total	$38,220	$16,487	$14,579

	April 30,

	2002	2003

Long-lived assets:
United States	$5,144	$745
Canada	461	272
Rest of world	7	2

Total	$5,612	$1,019

15. Acquisition of DTI

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

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Effective May 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 affects the Company’s treatment of goodwill and other intangible assets. SFAS No. 142 requires that intangible assets be assessed and classified within the statement’s criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives ceased. The adoption of this standard did not have a significant impact on the Company since all goodwill was previously written off in fiscal 2002 and the Company has no intangible assets with indefinite lives.

      At April 30, 2003, the components of intangible assets subject to amortization, which consist principally of purchased technology, are as follows (in thousands):

Gross carrying value	$2,332
Accumulated amortization	(1,957)

$375

      Aggregate amortization expense for the years ended April 30, 2001, 2002, and 2003 was $4,588,000, $2,180,000, and $1,003,000, respectively.

16. Entrata License Agreement

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

17. Other Income

      In fiscal 2003, the Company recorded Other Income of $918,000 in the Statement of Operations. Included in Other Income for the year are a gain of $218,000 from foreign currency transactions, and settlements received from OEM partners. The Company agreed to terminate an OEM Development and Supply agreement with one of its partners and received $500,000 from the partner as consideration for the release from its contractual obligations under the original agreement. In addition, the Company received $180,000 from another OEM partner as settlement of all claims related to the original OEM agreement, which had been terminated.

18. Restructuring

      During the year ended April 30, 2001, the Company reorganized various operating functions of its business, re-focusing the business on core competencies and matching staffing needs to strategic initiatives. The reorganization and refocusing resulted in a reduction of the Company’s workforce by approximately 10%

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or 25 employees. In conjunction with this action the Company recorded a charge of approximately $597,000 for the costs of severance, related benefits and outplacement services.

      During the year ended April 30, 2002, due to the continued downturn in the economic environment and to accelerate the Company’s return to profitability, the Company instituted a number of actions to streamline operations. These actions included closing the Company’s Texas operations and personnel reductions at the Company’s Needham and Calgary locations. In connection with these actions, the Company recorded aggregate charges of approximately $1.5 million related to the costs of severance, related benefits and outplacement services. The consolidation and reorganization resulted in aggregate reductions of our workforce by approximately 126 employees, or 66% of our workforce. The employee termination costs were paid out through December 2002. In addition, the Company recorded a provision of approximately $250,000 related to remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities and abandoned. The Texas facility lease obligations expire in August 2004. The Company recorded a charge of approximately $1.5 million in connection with a sublease of part of its space at the Needham location through the remaining lease term. In addition, the Company recorded a charge of approximately $800,000 related to fixed assets and leasehold improvements at that facility. The Needham facility lease obligation expires in February 2007. During October 2002, the Company reviewed the adequacy of the remaining reserves related to these restructuring accruals and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in the quarter ended October 31, 2002.

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

      In April 2003, we reviewed the adequacy of our remaining reserves related to the prior restructuring activities and determined that $99,000 of reserves previously recorded were not required. These charges were reversed in April 2003.

MCK COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring activity for the year ended April 30, 2003:

	Employee	Facility	Write-down of
	Termination Costs	Exit Costs	Fixed Assets

Balance April 30, 2001	$380	$—	$—
Restructuring provision	1,465	1,781	1,064
Non-cash charges	—	—	(1,044)
Paid to date	(1,370)	(44)	—

Balance April 30, 2002	475	1,737	20
Restructuring provision (reversal), net	562	—	(10)
Non-cash charges	—	—	(10)
Paid to date	(820)	(680)	—

Balance April 30, 2003	$217	$1,057	$—

19. Quarterly Results of Operations (Unaudited)

	Quarter

2002	First	Second	Third	Fourth

	(In thousands except per share data)
Revenues	$3,403	$4,433	$4,051	$4,600
Gross profit	1,378	2,015	1,897	2,100
Net loss	(21,028)	(5,000)	(5,170)	(2,820)
Loss per common share	$(1.06)	$(0.25)	$(0.26)	$(0.14)

	Quarter

2003	First	Second	Third	Fourth

	(In thousands except per share data)
Revenues	$4,511	$3,475	$3,172	$3,421
Gross profit	2,299	1,858	1,671	1,583
Net loss	(852)	(1,324)	(3,581)	(322)
Loss per common share	$(0.04)	$(0.06)	$(0.17)	$(0.02)

EXHIBIT INDEX

Exhibit No.	Description

2.1 (1)
Agreement and Plan of Merger, dated June 14, 2000, by and among the Registrant, Omni Acquisition Corporation, Troy Holdings International, Inc., DTI Holdings, Inc., Digital Techniques, Inc. and certain shareholders of DTI Holdings, Inc.

2.2 (12)
Agreement and Plan of Merger dated as of April 21, 2003 among Verso Technologies, Inc., Mickey Acquiring Sub, Inc. and the Registrant (Exhibit No. 2.1 to Current Report on Form 8-K (File No. 0-22703)).

2.3 (12)
First Amendment to Agreement and Plan of Merger dated April 21, 2003, among Verso Technologies, Inc., Mickey Acquiring Sub, Inc. and the Registrant (Exhibit No. 2.2 to Current Report on Form 8-K (File No. 0-22703)).

2.4 (13)
Second Amendment to Agreement and Plan of Merger dated June 13, 2003, among Verso Technologies, Inc., Mickey Acquiring Sub, Inc. and the Registrant (Exhibit No. 2.1 to Current Report on Form 8-K (File No. 0-22703)).

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

10.2 (2)	Amended and Restated 1996 Stock Option Plan of the Registrant. (Exhibit No. 10.3 of Registration Statement on Form S-1 (File No. 333-85821)).
10.3 (3)	1999 Stock Option and Grant Plan of the Registrant.
10.4 (2)†	Master Support Agreement between the Registrant and Vital Networks, Inc. dated June 28, 1999 (Exhibit No. 10.16 of Registration Statement on Form S-1 (File No. 333-85821)).
10.5 (4)	Lease Agreement by and between the Registrant and Wellsford/ Whitehall Holdings, L.L.C. dated January 10, 2000.
10.5.1 (5)	First Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 25, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.5.2 (5)	Second Amendment to Lease Agreement between the registrant and Wellsford/ Whitehall Holdings, LLC dated May 31, 2000. (Exhibit No. 10.13.1 of Annual Report on Form 10-K (File No. 0-22703)).
10.6(9)	Incentive Bonus Plan of the Registrant.
10.7(11)	2000 Director Stock Option Plan of the Registrant, as amended.
10.8 (7)	2000 Employee Stock Purchase Plan of the Registrant.
10.9 (8)	Offer letter dated January 11, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.14 of Annual Report on Form 10-K (File No. 0-22703)).
10.10 (8)	Restricted Stock Purchase Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.15 of Annual Report on Form 10-K (File No. 0-22703)).
10.11 (8)	Non-qualified Stock Option Agreement, dated March 13, 2001, between the Registrant and Glenda Davis (Exhibit No. 10.16 of Annual Report on Form 10-K (File No. 0-22703)).
10.12 (9)	Promissory Note dated March 13, 2001, issued by Glenda Davis to the Registrant.
10.13 (2)	Form of Bonus Agreement (Exhibit No. 10.12 of Registration Statement on Form S-1 (File No. 333-85821)).
10.14 (9)	Offer letter dated May 29, 2001 between the Registrant and Thomas Nolette.
10.15	Offer letter dated May 10, 2001 between the Registrant and Ann Doyle, as amended on February 5, 2003
10.16 (9)	Offer letter dated November 26, 2001 between the Registrant and Gerald J. McGovern.

Exhibit No.	Description

10.17 (10)	Sublease between the Registrant., Sublandlord and UPromise, Inc., Subtenant dated as of July 2, 2002.
10.18 (10)	Offer letter dated December 12, 2001 between the Registrant and Patrick Curley.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
99.1	Certification of Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Corporate Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment obtained as to portions of this exhibit. The confidential information has been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K dated June 28, 2000.

(2)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-85821), which was declared effective on October 21, 1999.

(3)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Registration Statement on Form S-8 dated February 4, 2000.

(4)	Incorporated by reference to Exhibit No. 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-96235), which was declared effective on April 4, 2000.

(5)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the SEC on July 31, 2000.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated November 14, 2000.

(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 dated December 4, 2000.

(8)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2001, as filed with the SEC on July 2, 2001.

(9)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002, as filed with the SEC on August 13, 2002.

(10)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, as filed with the SEC on September 16, 2002.

(11)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002, as filed with the SEC on December 16, 2002.

(12)	Incorporated by reference to identically numbered exhibits (unless otherwise indicated) filed with the Registrant’s Current Report on Form 8-K, as filed with the SEC on April 22, 2003.

(13)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s current Report on Form 8-K, as filed with the SEC on June 17, 2003.