Form 10-Q
period 2003-07-31
MCK COMMUNICATIONS INC
filed 2003-09-15
CIK 1093576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED JULY 31, 2003 OR

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

YES [  ]    NO [X]

As of September 8, 2003, there were 20,679,479 shares of registrant’s Common Stock outstanding.

MCK Communications, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MCK Communications, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

		Unaudited
	April 30,	July 31,
	2003	2003

Assets
Current assets:
Cash and equivalents	$2,629	$9,445
Restricted securities	2,000	2,000
Marketable securities	37,032	30,340
Accounts receivable, net	2,592	2,214
Inventory	1,203	1,215
Prepaids and other current assets	514	459

Total current assets	45,970	45,673
Fixed assets, net	539	421
Intangible assets	375	327
Other assets	105	90

Total assets	$46,989	$46,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$905	$1,129
Accrued liabilities	2,343	2,163
Accrued compensation and benefits	239	235
Deferred revenue	389	510

Total current liabilities	3,876	4,037
Stockholders’ equity:
Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding - 20,528,899 at April 30, 2003 and 20,678,682 at July 31, 2003	20	20
Additional paid-in capital	124,912	125,059
Accumulated deficit	(81,110)	(81,807)
Deferred compensation	(3)	—
Accumulated other comprehensive loss	(602)	(694)
Notes receivable from officers	(104)	(104)

Total stockholders’ equity	43,113	42,474

Total liabilities and stockholders’ equity	$46,989	$46,511

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Unaudited
	Three Months Ended
	July 31,

	2002	2003

Revenues	$4,511	$2,703
Cost of goods sold	2,212	1,346

Gross profit	2,299	1,357
Operating expenses:
Research and development (excluding amortization of stock based compensation of $16 for the three months ended July 31, 2002)	892	731
Sales and marketing (excluding amortization of stock based compensation of $(11) for the three months ended July 31, 2002)	1,389	848
General and administrative (excluding amortization of stock based compensation of $28 and $3 for the three month period ended July 31, 2002 and 2003, respectively)	708	644
Amortization of stock based compensation	33	3
Amortization of goodwill and other intangibles	318	48

Total operating expenses	3,340	2,274
Loss from operations	(1,041)	(917)
Other income (expense):
Interest income	206	127
Other income (expense), net	(17)	93

Total other income	189	220

Loss before provision for income taxes	(852)	(697)
Provision for income taxes	—	—

Net loss	$(852)	$(697)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	20,349	20,569

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended
	July 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(852)	$(697)
Depreciation	360	132
Amortization and of goodwill and other intangibles	318	48
Writedown of fixed assets	14	—
Stock based compensation	33	3
Changes in operating assets and liabilities:
Accounts receivable	874	378
Inventory	208	(12)
Prepaids and other current assets	38	55
Accounts payable	(569)	224
Accrued liabilities	(907)	(180)
Accrued compensation and benefits	(9)	(4)
Deferred revenue	59	121
Other	—	15

Net cash (used in) provided by operating activities	(433)	83
Cash flows from investing activities:
Purchases of property and equipment	(28)	(6)
Sale of marketable securities, net	123	6,692

Net cash provided by investing activities	95	6,686
Cash flows from financing activities:
Net proceeds from employee stock plans	34	148

Net cash provided by financing activities	34	148
Effect of exchange rate change on cash	13	(101)

Net increase (decrease) in cash and equivalents	(291)	6,816
Cash and equivalents, beginning of period	4,554	2,629

Cash and equivalents, end of period	$4,263	$9,445

The accompanying notes are an integral part of these consolidated financial statements.

MCK Communications, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     BASIS OF PRESENTATION

The consolidated financial statements have been prepared by MCK Communications, Inc., (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of the Company, and its wholly owned subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures in these financial statements are adequate to make the information not misleading. In the opinion of the Company, the financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial position at July 31, 2003 and the operating results and cash flows for the three month periods ended July 31, 2002 and 2003. The balance sheet at April 30, 2003 has been derived from audited financial statements as of that date. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003, as filed with the Securities and Exchange Commission.

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

The results of operations reported for the three months ended July 31, 2003 are not necessarily indicative of the results to be achieved in future quarters or the year ending April 30, 2004.

b.      CASH AND EQUIVALENTS

Cash and equivalents are defined as highly liquid investments having an original maturity of three months or less. Restricted cash includes approximately $2,000,000 pledged to secure a letter of credit in favor of the landlord of the Company’s headquarters in Needham, MA.

c.      MARKETABLE SECURITIES

The Company’s investments consist primarily of commercial paper and money market instruments of which $28,704,000 matures in less than one year and $1,636,000 matures beyond one year. These securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Unrealized gains relating to available-for-sale securities were approximately $47,000 at July 31, 2003 and $14,000 at July 31, 2002.

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

e.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. Other comprehensive income is comprised of net income, currency translation adjustments and unrealized gains (losses) on available-for-sale securities . For the three months ended July 31, 2003, the Company’s comprehensive loss was approximately $0.8 million, compared to a comprehensive loss of $0.9 million for the three months ended July 31, 2002.

f.      EARNINGS PER SHARE

Statement of Financial Accounting Standard (SFAS) No. 128 requires entities to present both basic earnings per share (EPS) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. During the three months ended July 31, 2002 and 2003, 1.9 and 0.4 million options, respectively, that could potentially dilute basic EPS in the future were not included in the computation of EPS because to do so would have been antidilutive.

g.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for financial reports for interim periods beginning after December 15, 2002. The implementation of SFAS No. 148 did not have a material impact on its consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

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

h.     SIGNIFICANT CUSTOMERS

During the three months ended July 31, 2003, one customer that is a stocking distributor accounted for 24% of total revenues. During the three months ended July 31, 2002, three customers accounted for 15%, 11% and 10% respectively of total revenues.

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

Warranty activity for the three months ended July 31, 2003 is as follows (in thousands):

Balance, April 30, 2003	$160
Provision for warranty costs	8
Warrranty expenditures	(8)

Balance, July 31, 2003	$160

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

j.    STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded when the exercise price of the options granted equals the market price of the underlying stock on the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. In those instances where stock options were granted with exercise prices less than the fair value of the common stock at the date of grant, expense is being recognized over the vesting period. Because the stock options vest on a pro-rata basis the Company follows the guidance included in Financial Accounting Standards Board Interpretation Nos. 28 and 44 to determine compensation expense for the period.

The following table illustrates the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148 for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS No.123.

If the Company had used the fair value-based method of accounting for its stock option and incentive plans and charged compensation cost against income, over the vesting period, based on the fair value of options at the date of grant, then the net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except for per share amounts):

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2002	2003

Net loss as reported	$(852)	$(697)
Add: Stock-based compensation expense included in net loss	33	3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,128)	(347)

Pro forma net loss	$(1,947)	$(1,041)

Net loss per common share
As reported	$(0.04)	$(0.03)
Pro forma	(0.10)	(0.05)

The Company’s stock option grants vest over several years and the Company intends to grant varying levels of stock options in future periods. Therefore, the pro forma effects on the three months ended July 31, 2002, and 2003 net loss and net loss per common share of expensing the estimated fair value of the stock options and common shares pursuant to the stock option plan are not necessarily representative of the effects on reported results from operations for future years.

In April 2003, the Company’s Board of Directors approved the acceleration of vesting of all outstanding options contingent on the merger with Verso Technologies, Inc. In August 2003, the Board of Directors approved the acceptable methods of settlement of the option exercises to include a swap or net exercise option. These changes will result in a new measurement date for all outstanding options and could result in compensation expense upon consummation of the merger with Verso depending upon the price of the Company’s stock.

NOTE 2. INVENTORY

Inventory consisted of (in thousands):

	April 30,	July 31,
	2003	2003

		(Unaudited)
Raw materials	$933	$1,015
Finished goods	270	200

	$1,203	$1,215

The Company subcontracts its manufacturing operations to an independent third party. Although it is not obligated to do so, the Company expects that it would purchase any of its inventory that the subcontractor has in stock if the arrangement was terminated. The level of inventory generally ranges between $1.0 and $2.0 million.

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

At July 31, 2003, the components of intangible assets subject to amortization, which consist principally of purchased technology, are as follows (in thousands):

Gross carrying value	$2,332
Accumulated amortization	(2,005)

$327

Aggregate amortization expense for the three months ended July 31, 2003 was $48,000.

NOTE 4. RESTRUCTURING

During the year ended April 30, 2002, due to the continued downturn in the economic environment, the Company instituted a number of actions to streamline operations. These actions included closing the Company’s Texas operations and personnel reductions at the Company’s Needham and Calgary locations. In connection with these actions, the Company recorded aggregate charges of approximately $1.5 million related to the costs of severance, related benefits and outplacement services. The consolidation and reorganization resulted in aggregate reductions of our workforce by approximately 126 employees, or 66% of our workforce. The employee termination costs were paid out through December 2002. In addition, the Company recorded a provision of approximately $250,000 related to remaining lease obligations for its Texas operations and recorded a charge of approximately $200,000 related to fixed assets previously used at those facilities and subsequently abandoned. The Texas facility lease obligations expire in August 2004. The Company also recorded a charge of approximately $1.5 million in connection with a sublease of part of its space at the Needham location through the remaining lease term and recorded a charge of approximately $800,000 related to fixed assets and leasehold improvements at that facility. The Needham facility lease obligation expires in February 2007. During October 2002, the Company reviewed the adequacy of the remaining reserves related to these restructuring accruals and determined that $59,000 of reserves previously recorded were not required. The charges were reversed in the quarter ended October 31, 2002.

During the quarter ended October 31, 2002, the Company reduced personnel at the Company’s Needham and Calgary locations in order to align staff to lower revenues and continue to match our staffing needs to our strategic initiatives. The reorganization resulted in a reduction of our workforce by approximately 20% or 15 employees. In connection with this action, the Company recorded an aggregate charge of approximately $325,000 related to the cost of severance, related benefits and outplacement services.

During the quarter ended January 2003, the Company announced a leadership change within the senior management team, involving the departure of President and CEO, Ms. Glenda Davis, as well as her resignation from the Board of Directors. The Company recorded an aggregate charge of approximately $385,000 related to the cost of severance, related benefits and outplacement services. Ms. Davis’ severance costs will be paid out through January 2004.

In April 2003, the Company reviewed the adequacy of the remaining reserves related to prior restructuring activities and determined that $99,000 of reserves previously recorded were not required. These charges were reversed in April 2003.

The following table summarizes the restructuring activity for the three months ended July 31, 2003 (in thousands):

	Employee
	Termination	Facility
	Costs	Exit Costs

Balance, April 30, 2003	$217	$1,057
Paid	(76)	(146)

Balance July 31, 2003	141	911

NOTE 5. LEGAL MATTERS

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of a class of persons who allegedly purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants named as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the MCK defendants. On June 26, 2003, a proposed partial global settlement was announced between the securities issuers and their directors and officers and the plaintiffs. Under the terms of the settlement, the insurers of the issurers would deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all issuers, directors and officers. Although the Company believes that the claims against it are meritless, the Company’s Board of Directors has voted to approve the proposed settlement. The proposed settlement is subject to acceptance by the other securities issuers and court approval. The Company believes that its portion of the proposed settlement would be paid by its insurance carrier and, accordingly, no provision has been recorded for this matter.

The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (Entrata). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (Superwire). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP(JSF), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgement against each other. The court denied bosth motions on March 13, 2003, and gave the parties until October 17, 2003 to complete discovery. Following denial of the cross-motionsfor summary judgment, the Company filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The motion is unopposed and is likely to be allowed. As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims, cross-claims and third-party claims . No amounts, other than the original payment, have been provided for this matter in the accompanying financial statements.

NOTE 6. MERGER ACTIVITY

In April 2003, the Company entered into a definitive merger agreement with Verso Technologies, Inc. (“Verso”). Under the terms of the agreement, the Company will become a wholly-owned subsidiary of Verso. In connection with the merger, the Company estimates that it will declare a dividend payable to its stockholders of record immediately prior to the effective time of the merger. The aggregate cash dividend amount is affected by the trading price of the Company’s common stock and Verso common stock. Based upon the trading price of Verso and the Company’s common stock on September 9, 2003, the Company estimates the aggregate amount of the dividend will be between $23.8 million and $25.9 million, subject to various assumptions and adjustments according to the merger agreement. In addition, an aggregate of 18,280,000 shares of Verso common stock will be issued in exchange for all of the shares of the Company’s common stock outstanding at the time of the merger. The deal is subject to a number of closing conditions including regulatory and shareholder approval. The deal is expected to close in September 2003.

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

On April 21, 2003, we entered into a definitive Agreement and Plan of Merger with Verso Technologies, Inc. (“Verso”), and Mickey Acquiring Sub, Inc., a wholly-owed subsidiary of Verso (the “Merger Sub”), as amended by the First Amendment to Agreement and Plan of Merger dated as of April 21, 2003 and the Second Amendment to the Agreement and Plan of Merger dated as of June 13, 2003, pursuant to which Merger Sub will be merged with and into MCK Communications, with MCK Communications to survive the merger as a wholly-owned subsidiary of Verso. In connection with the merger, an aggregate of 18,280,000 shares of Verso common stock will be issued in exchange for all of the shares of our common stock outstanding at the time of the merger. In addition, in connection with the closing of the merger, we will declare a dividend payable to our stockholders of record immediately prior to the effective time of the merger. Based upon the trading price of Verso and MCK Communications common stock on September 9, 2003, we estimate that the aggregate amount of the dividend will be between $23.8 million and $25.9 million, subject to adjustment in accordance with the merger agreement, as amended. The record date for the dividend has not yet been set. Pursuant to the merger agreement, as amended, Verso will not assume or substitute options for any stock options outstanding and unexercised pursuant to our stock option plans. We have taken all necessary actions to ensure that each outstanding employee stock option, whether vested or unvested, will, subject to consummation of the merger, become fully vested and exercisable and that each of our stock option plans will terminate as of the effective time of the merger. The merger is expected to close in September 2003, after approval by our stockholders and the satisfaction of all of the other conditions to the merger.

RESULTS OF OPERATIONS

The following table sets forth certain financial data for the periods indicated as a percentage of revenues:

	Three Months Ended
	July 31,

	2002	2003

Revenues	100.0%	100.0%
Cost of goods sold	49.0%	49.8%

Gross profit	51.0%	50.2%
Operating expenses:
Research and development	19.8%	27.0%
Sales and marketing	30.8%	31.4%
General and administrative	15.7%	23.8%
Amortization of stock based compensation	0.7%	0.1%
Amortization of goodwill and other intangibles	7.1%	1.8%

Total operating expenses	74.1%	84.1%

Loss from operations	(23.1)%	(33.9)%
Other income (expense):
Interest income	4.6%	4.7%
Other income (expense), net	(0.4)%	3.5%

Total other income	4.2%	8.2%

Loss before provision for income taxes	(18.9)%	(25.7)%

THREE MONTHS ENDED JULY 31, 2003 AND 2002

Revenues. Revenues decreased from $4.5 million for the three months ended July 31, 2002 to $2.7 million for the three months ended July 31, 2003, a decrease of $1.8 million or 40%. This overall decrease was mainly attributable to a 55% decline in our Extended gateway market, a 40% decline in our US Distributor market and a 51% decline in our OEM market. We will continue to work with our distribution partners to try to implement measures which will increase revenues. However, our revenues and gross profit could decrease if we need to reduce our prices to remain competitive.

Cost of goods sold. Cost of goods sold decreased from $2.2 million for the three months ended July 31, 2002 to $1.3 million for the three months ended July 31, 2003, a decrease of $0.9 million or 39.2%. This decrease was primarily related to the overall decrease in revenues and units sold. Gross profit decreased slightly from 51.0% for the three months ended July 31, 2002 to 50.2% for the three months ended July 31, 2003. The decrease in gross profit was primarily attributable to the decrease in revenues and the lower base to spread the fixed overhead component of COGS. We expect our gross profit will continue to be under pressure due to an overall weakness in the economy and increased price competition.

Research and development. Research and development expense decreased from $0.9 million for the three months ended July 31, 2002 to $0.7 million for the three months ended July 31, 2003, a decrease of $0.2 million or 18.0%. This decrease was due primarily to decreases in staffing at the Company’s Needham location and consolidation in our Calgary location as a result of our restructuring activities. We expect our research and development expenses to remain relatively flat.

Sales and marketing. Sales and marketing expenses decreased from $1.4 million for the three months ended July 31, 2002 to $0.8 million for the three months ended July 31, 2003, a decrease of $0.5 million or 39.0%. This decrease was primarily due to decreases in staffing of sales and marketing personnel and related incentive compensation, as well as a reduction in bad debt expense. We expect our current sales and marketing spending levels to remain relatively flat.

General and administrative. General and administrative expenses decreased from $0.7 million for the three months ended July 31, 2002 to $0.6 million for the three months ended July 31, 2003, a reduction of $0.1 million or 9.5%. This decrease was primarily due to a decrease in staffing in our general and administrative departments. We expect our current general and administrative spending levels to remain relatively flat.

Amortization of stock-based compensation. In connection with the grant of certain stock options to employees prior to our initial public offering on October 22, 1999, we recorded a deferred compensation expense of $9.7 million, net of cancellations of certain options. The amount initially recorded represented the difference between the deemed fair value of the common stock for financial reporting purposes and the exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity and is amortized on an accelerated basis over the vesting period of the applicable options, generally four years. We recorded $33,000 and $3,000 of stock-based compensation expense in the three months ended July 31, 2002 and 2003, respectively. The decrease in stock-based compensation for the three months ended July 31, 2003 was due to the accelerated amortization provisions and the headcount reductions from our restructurings resulting in fewer options continuing to vest.

Amortization of goodwill and other intangibles. In conjunction with our acquisition of DTI, we recorded goodwill and certain intangible assets resulting from the excess of purchase price over the fair value of the tangible assets acquired. Completed technology is being amortized over a period of 5 years. We recorded $318,000 and $48,000 of amortization expense related to completed technology in the three months ended July 31, 2002 and 2003, respectively.

Other income (expense). Other income (expense) consists primarily of interest income (expense) and foreign exchange gains or losses related to the effects of the Canadian/U.S. exchange rate on inter-company transactions. Other income (expense) increased from income of $189,000 for the three months ended July 31, 2002 to $220,000 for the three months ended July 31, 2003, an increase of $31,000. This increase was primarily due to an increase in foreign currency translation gains which increased from an expense of $36,000 for the three months ended July 31, 2002 to income of $93,000 for the three months ended July 31, 2003. This was partially offset by lower interest income due to a reduction in cash reserves combined with lower short term interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2003, our principal sources of liquidity consisted of cash and equivalents of $9.4 million and marketable securities of $30.3 million. This represents an increase in cash and equivalents and short-term investments of $0.1 million compared to April 30, 2003. We regularly invest excess funds in short-term money market funds, commercial paper, and government and non-government debt securities. These investments are designed to provide current income to the Company without exposing the principal to significant risk.

Net cash provided by (used in) operating activities was $83,000 for the quarter ended July 31, 2003, as compared to ($0.4) million for the quarter ended July 31, 2002. The primary reason for the improvement in cash flows is contract related payment delays to a vendor in the quarter ended July 31, 2003.

Net cash provided by investing activities was $6.7 million for the quarter ended July 31, 2003 and primarily reflects the sale of marketable securities to increase short-term liquidity pending shareholder consideration of the merger activity with Verso. Net cash provided by investing activities of $95,000 for the three months ended July 31, 2002 primarily reflects the sale of marketable securities of $123,000 partially offset by the purchase of property and equipment of $28,000.

Net cash provided by financing activities was $148,000 for the period ended July 31, 2003 compared to $34,000 for the period ended July 31, 2002. The increase is due to additional proceeds from employee stock plans.

Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations that will be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. If the merger with Verso does not close, we expect to devote our capital resources to continue our research and development efforts to prudently enhance our existing products and fund new product development initiatives targeted at the growing telephony applications in business markets, to hire and expand our sales, support, marketing and product management organizations, to expand marketing programs and for other general corporate activities. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or products. We believe that our current cash and equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Company’s cash equivalents and marketable securities primarily consist of interest sensitive securities with weighted average maturities of less than six months. A 100 basis point decrease in interest rates would not result in a material change in the fair value of these investments due mainly to the short-term nature of these investments. However, a 100 basis point decrease in interest rates would decrease interest income by approximately $250,000 on an annual basis.

Foreign Currency Exchange Rate Risk. Products sold outside of North America are primarily transacted in U.S. dollars and therefore we are not generally exposed to foreign currency exchange risk. Transactions with our Canadian subsidiary, whose functional currency is the Canadian dollar, present us with foreign currency exchange risk. The principal transactions are buying and selling of inventory. The intercompany balance is denominated in U.S. dollars and changes in the foreign currency exchange rate result in foreign currency gains and losses. Using the intercompany balance at July 31, 2003, a 10% strengthening of the U.S. dollar against the Canadian dollar would result in a foreign currency transaction loss of approximately $640,000. To date, foreign exchange gains and losses have not been significant. Transactions with our United Kingdom office, whose functional currency is the British Pound have not been significant and have not had a material impact on our operations.

At July 31, 2003, we did not own any equity investments. Therefore, we did not have any direct equity price risk.

FACTORS AFFECTING FUTURE OPERATING RESULTS AND STOCK PRICE

OUR BUSINESS AND STOCK PRICE MAY SUFFER IF WE DO NOT COMPLETE THE MERGER WITH VERSO.

If the merger with Verso is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	our day-to-day operations may be disrupted due to the substantial time and effort our management could devote to seeking to complete the merger;

•	if the merger agreement is terminated under certain conditions, we may be required to pay Verso a termination fee of $600,000;

•	our stock price would likely decline since it currently reflects a market assumption that the merger will be completed; and

•	we must pay various costs related to the merger, such as our legal and accounting fees.

The announcement of the planned merger with Verso, and related uncertainty concerning our future, may make it more difficult for us to enter into long-term relationships with distribution partners and other third parties, which could have an adverse effect on our revenues.

If the merger agreement is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by Verso pursuant to the merger

WE ARE EXPOSED TO GENERAL ECONOMIC AND WORLDWIDE POLITICAL CONDITIONS

As a result of unfavorable economic conditions, the effects of war and acts of terrorism, reduced capital spending by our enterprise end users, and the need of our indirect channel partners to hold less inventory to satisfy customer demand, our sales have declined significantly since the second half of our fiscal year ended April 30, 2003. This economic downtown has resulted in longer selling cycles for new equipment purchases. We believe that our business and results of operations will be seriously harmed if current economic conditions do not improve. Specifically, as the rate at which our customers order our products decreases, the more likely it is that current inventories will be exposed to technological obsolescence, thus requiring us to reduce the value of that inventory on our balance sheet. Additionally, the slow down may impact our customers’ ability to pay for products previously shipped which would require us to write-off the associated receivables against earnings or take products back in return.

WE MAY BE MATERIALLY AND ADVERSELY AFFECTED BY CONTINUED REDUCTIONS IN SPENDING ON TELECOMMUNICATIONS INFRASTRUCTURE BY OUR CUSTOMERS.

A continued slowdown in capital spending by enterprises may affect our revenues more than we currently expect. Moreover, the significant slowdown in IT capital spending has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many end-user customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results have been and are expected to continue to be materially and adversely affected by the continued reductions in capital spending on telecommunications infrastructure by existing and potential customers.

WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY MAJOR CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

We have historically derived the majority of our revenues from a small number of customers, most of whom resell our products to end-users. We may not generate as much revenue as expected from these customers, or they may discontinue offering our products, exit our markets or experience business failure. None of our customers is obligated to purchase additional products or services. Accordingly, present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. Any termination, change, reduction or delay in orders could seriously harm our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases by our customers and, in particular:

•	market strategies of these customers;

•	the product requirements of these customers;

•	the financial and operational success of these customers; and

•	the success of the underlying products and services that our products support.

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

OUR INABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH KEY PBX AND KTS SYSTEM VENDORS WOULD HARM OUR ABILITY TO SUSTAIN AND GROW OUR BUSINESS

Our success depends to a significant degree upon our continued relationships with leading enterprise voice vendors like Alcatel, Avaya, Ericsson, Iwatsu, Infrontia (formerly known as Nitsuko), Nortel, NEC, Panasonic and Toshiba, among others, and their associated channel distribution partners. The systems sold by these vendors account for approximately three quarters of the U.S. market for voice equipment sales, and substantially all of our revenues for the fiscal quarter ended July 31, 2003 were attributable to products which interoperate with enterprise voice systems offered by these vendors. Given that our products interface with a broad range of switches, if we have difficulty in implementing these interfaces on new products, it could delay growing new revenues. Furthermore, we may not have access in the future to the switch specific protocols for the major telephone systems marketed by those vendors, which access may be essential to ensure the continued interoperability of our products. Moreover, we may not be able to develop products that interoperate with the voice systems offered by other vendors. Additionally, the standards for telephony equipment and data networks are evolving and our products may not be compatible with any new technology standards that may emerge. If we are unable to provide our customers with interoperable solutions, they may make purchases from vendors who provide the requisite product interoperability. This could seriously harm our business, financial condition and results of operations.

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

BECAUSE WE SELL THROUGH INDIRECT DISTRIBUTION CHANNELS, OUR VISIBILITY INTO END USER DEMAND IS LIMITED

Our product distribution strategy is focused primarily on selling to indirect distribution channels rather than selling directly to end-users. We do not typically have the primary relationship with the end-users who ultimately purchase our products from our distribution partners. We interface with our channel partners and rely on them for information. The information we receive from our channel partners related to future demand for our products is limited. While some provide us with forecasts, pipeline information, and other key end-user account information, it is often not timely, can be incomplete and cannot always be relied upon for its accuracy. As a result, it is difficult for us to clearly understand our sales pipeline and therefore our results may vary significantly from our internal targets. Furthermore, if our partners change their purchasing criteria, buying habits and/or inventory policies it will have a significant impact on our business results.

UNLESS WE ARE ABLE TO KEEP PACE WITH THE RAPIDLY CHANGING PRODUCT REQUIREMENTS OF OUR CUSTOMERS, WE WILL NOT BE ABLE TO SUSTAIN OR GROW OUR BUSINESS

The business communications market is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements, frequent new product introductions, intense competition and economic uncertainty. We believe our future success will largely depend on our ability to anticipate or adapt to such changes and to offer, on a timely basis, products that meet customer demands in growing segments. Our customers could purchase competitive products from other suppliers if we fail to produce technologically competitive products in a cost-effective manner or on a timely basis. Our business is differentiated by supporting a broad range of switch, device and network types. As new products emerge, our growth is dependent on supporting the new and previously existing switch, device and network types. The rapid technological advances make it difficult for our product validation and test center to verify all possible environments and this may have a negative impact on our customer support, product enhancements and new product development. This may cause us to be unable to sustain or grow our business.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR REVENUES WILL DECREASE

Market acceptance of our products is critical to our future success. Factors that may affect the market acceptance of our products include:

•	continued market acceptance of traditional PBX and KTS technology;

•	delayed market acceptance of nextgen switches and applications;

•	the performance, price and total cost of ownership of our products;

•	the availability, functionality and price of competing products and technologies; and

•	the efforts and success of our indirect distribution channels.

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

We currently derive the majority of our revenues from our product family of distributed voice equipment, and we expect that this concentration will continue in the foreseeable future. The market may not continue to demand our products, and we may not be successful in marketing any new or enhanced products. Any reduction in the demand for our products or our failure to successfully develop or market new or enhanced products could reduce the amount of revenue we receive from the sale of our products . In addition, we expect our single-user products, multi-user products, and our recently announced family of gateway products will account for a substantial portion of our revenues in the foreseeable future. Factors that could affect sales of our products include:

•	the demand for distributed voice solutions;

•	the successful development, introduction and market acceptance of new and enhanced products that address customer requirements;

•	product introductions or announcements by our competitors;

•	solution or price competition in our industry;

•	technological change and customer acceptance; and

•	distribution changes, business operation changes or changes in customer relationships.

INTENSE COMPETITION IN THE MARKET FOR ENTERPRISE VOICE SOLUTIONS COULD PREVENT US FROM INCREASING OR SUSTAINING REVENUE AND PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY

The market for enterprise voice solutions is highly competitive. Our inability to compete effectively in this market would materially adversely affect our revenues and future profitability. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources, more established distribution channels and stronger relationships. For instance, Nortel Networks, Avaya and more recently, Intel have released products which compete directly with our products. KTS vendors have announced networked implementations. Traditional and non-traditional vendors are offering IP or wireless based systems which are displacing legacy environments. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Realizing and maintaining technological advantages over our competitors will require a continued high level of investment in research and development, sales and marketing and customer support and may result in charges, write-offs, etc. as we transition our product line and offer products to address the needs of hybrid, converged and nextgen equipment manufacturers. Due to the opportunities in and the rapidly evolving nature of the market in which we compete, additional competitors with significant market presence and financial resources, including large communications equipment manufacturers, may enter our market, thereby further intensifying competition. We may not have sufficient resources to continue to make the investments or achieve the technological advances necessary to compete successfully with existing competitors or new competitors.

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

OUR ABILITY TO FURTHER REDUCE COSTS IS LIMITED BY OUR ONGOING NEED TO INVEST IN RESEARCH AND DEVELOPMENT.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected. As a result of our need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our net sales fall below expectstions. In addition, as a result of the need for research and development and technological innovation, our operating costs may increase in the future.

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

OUR DEPENDENCE ON AN INDEPENDENT MANUFACTURER AND SUPPLIERS COULD RESULT IN PRODUCT DELIVERY DELAYS

We currently use an independent manufacturer, OEM Worldwide, to manufacture all of our products. Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of or interruptions in access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturer is unable or unwilling to continue manufacturing our products and components in required volumes, we will have to identify acceptable alternative manufacturers, which could take in excess of three months. Furthermore, the use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variance in the quality of our products. In addition, we rely upon third-party suppliers of specialty components and intellectual property used in our products. It is possible that a component needed to complete the manufacture of our products may not be available at acceptable prices or on a timely basis, if at all. For example, the demand for flash memory chips may be strong and lead to shortages for these components of our products. Inadequate supplies of components, or the loss of intellectual property rights, could affect our ability to deliver products to our customers. Any significant interruption in the supply of our products would result in the reduction of product sales to customers, which in turn could permanently harm our reputation in the industry.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL

Our period-to-period revenue and operating results have varied in the past and management expects they will continue to vary in the future, and any such fluctuations may cause our stock price to fluctuate. Accordingly, investors should not rely on the results of any past quarterly or annual periods as an indication of our future performance. In future periods, our operating results may fail to meet or surpass the expectations of public market analysts or investors, which could cause the price of our common stock to decline, perhaps significantly. A number of factors could cause our quarterly results to fluctuate, including, but not limited to:

•	the timing and amount of, or cancellation or rescheduling of, orders for our products, particularly large orders from our key customers

•	our ability to develop, introduce, ship and support new products and product enhancements, and manage product transitions

•	new product introductions and announcements, and rate of adoption

•	reductions in the prices of products offered by our competitors, competition from new technologies

•	our ability to sustain our technology relationships, particularly with the major PBX and KTS system manufacturers, distributor partners and telecom resellers

•	availability and changes in the prices of components provided by third parties

•	our ability to attain and maintain production volume levels for our products

•	excess or obsolete inventory and variations in inventory valuation

•	unpredictability of life cycles of our customers

•	our ability to sustain product and customer support quality

•	changes in our distribution partners, their operating models, and/or customer relationships.

•	the mix of products sold and the mix of distribution channels through which they are sold

•	fluctuations in demand for our products

•	costs relating to possible acquisitions and integration of technologies or businesses

•	telecommunications market conditions and economic conditions generally

•	our ability to hire, train, integrate and retain new personnel

•	changes in the level of our operating expenses

•	changes in the level of other expenses

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

In addition, because the merger agreement with Verso provides that the outstanding shares of our common stock will be converted into shares of Verso common stock, we believe that our stock price is also substantially dependent on the price of Verso common stock. Accordingly, if the price of Verso common stock were to decline, we believe that the price of our common stock would also decline.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE AND YOU MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE YOUR PURCHASE PRICE

The trading price of our common stock has been, and may continue to be, subject to wide fluctuations in response to factors such as:

•	the price of Verso common stock

•	the anticipated per share dividend to be paid prior to the merger with Verso

•	changes in general market conditions

•	actual or anticipated variations in quarterly operating results

•	announcements of technological innovations

•	general technology or economic trends

•	revenues and operating results failing to meet or surpass the expectations of securities analysts or investors in any quarter

•	changes in financial estimates by securities analysts

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors

•	additions or departures of key personnel

•	the demand for our common stock

•	the number of market makers for our common stock

•	sales of a large number of shares of our common stock in the public market or the perception that such sales could occur

•	other events or factors, many of which are beyond our control

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

International sales represented 9% of our revenues for the three months ended July 31, 2003, and 12% of our revenues for the fiscal year ended April 30, 2003. While we expect sales to international markets to increase as a percentage of revenues in the future, international sales are subject to a number of risks, including:

•	changes in foreign government regulations laws, and communications standards

•	export license requirements

•	currency fluctuations, tariffs and taxes

•	other trade barriers

•	difficulty in collecting accounts receivable;

•	longer accounts receivable collection cycles

•	difficulty in managing across disparate geographic areas

•	difficulties in hiring qualified local personnel

•	difficulties associated with enforcing agreements and collecting receivables through foreign legal systems

•	expenses associated with localizing products for foreign markets

•	political and economic instability, including disruptions of cash flow and normal business operations that may result from terrorist attacks or armed conflict

If the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to these foreign customers could result in decreased sales. In addition, to the extent that general economic downturns impact our customers, the ability of these customers to purchase our products could be adversely affected. Payment cycles for international customers are typically longer than those for customers in the United States. The foreign markets for our products may develop more slowly than currently anticipated. Also, our ability to expand the sale of our products internationally is limited by the necessity of obtaining regulatory approval in new countries. We anticipate that our non-Canadian, foreign sales will generally be invoiced in U.S. dollars, and we do not currently plan to engage in foreign currency hedging transactions. As we expand our international operations, however, we may allow payment in foreign currencies, and exposure to losses in foreign currency transactions may increase. We may choose to limit any currency exposure through the purchase of forward foreign exchange contracts or other hedging strategies. Our future currency hedging strategies may not be successful.

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

In addition, because of the ability of our products to interoperate with the protocols of various PBX vendors is based upon our prior development work and/or agreements with those vendors, it is possible that those vendors may assert that our products infringe their trade secrets or other intellectual property rights. Such claims may also be precipitated by the declining product sales being experienced by all of the major PBX vendors, and the trend toward more open, interoperable solutions that do not favor switch-specific offerings. We have and would in the future defend against any such claims vigorously.

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

THE ADVERSE RESOLUTION OF LITIGATION AGAINST US COULD NEGATIVELY IMPACT OUR BUSINESS

We are currently a defendant in a class action lawsuit initiated on behalf of holders of our common shares, which seeks damages of material and indeterminate amounts, and other lawsuits in the normal course of business. We are and may in the future be subject to other litigation arising in the normal course of our business. Litigation may be time consuming, expensive, and distracting from the conduct of our business, and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, results of operations, and financial condition. In addition, product liability insurance could become more expensive and difficult to maintain and may not be available in the future on commercially reasonable terms or at all. The amount and scope of any insurance coverage may be inadequate if a claim is successfully asserted against us.

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

IF WE LOSE KEY PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY OPERATE OUR BUSINESS

Our success depends to a significant degree upon the continued contributions of our senior sales, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. Within the last year we have experienced significant changes to the management team, including the appointment of a new acting chief executive officer and a new principal financial officer. The Senior Management team has been reduced by 50% . The loss of the services of any key personnel, particularly senior leadership, sales management and key engineers, could seriously harm our business, financial condition and results of operations, including our success in selling our recently introduced products and planned new products.

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

A significant percentage of the outstanding shares of our common stock is held by a subset of our former directors and their associated entities. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded, based on their evaluation as of July 31, 2003, that the Company’s “ disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2001, a complaint was filed in the Southern District of New York seeking an unspecified amount of damages on behalf of a class of persons who allegedly purchased shares of the Company’s common stock between the date of its initial public offering and December 6, 2000. The complainants named as defendants the Company and certain of its officers and other parties as underwriters of its initial public offering (the “MCK defendants”). The plaintiffs allege, among other things, that the Company’s prospectus, contained in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose that the investment banks which underwrote the Company’s initial public offering of securities and others received undisclosed and excessive brokerage commissions, and required investors to agree to buy shares of securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that these actions artificially inflated the price of the Company’s common stock after the initial public offering. This case is one of many with substantially similar allegations known as the Laddering Cases filed before the Southern District of New York against a variety of unrelated issuers and investment bankers and have been consolidated for pre-trial purposes before one judge to assist with administration. A motion to dismiss addressing issues common to the companies and individuals who have been sued in these actions was filed in July 2002. After a hearing on the motion to dismiss, the Court, on February 19, 2003, denied dismissal of the claims against the companies and individuals, including the MCK defendants. On June 26, 2003, a proposed partial global settlement was announced between the securities issuers and their directors and officers and the plaintiffs. Under the terms of the settlement, the insurers of the issurers would deliver a surety undertaking in the amount of $1 billion payable to the plaintiffs to settle the actions against all issuers, directors and officers. Although the Company believes that the claims against it are meritless, the Company’s Board of Directors has voted to approve the proposed settlement. The proposed settlement is subject to acceptance by the other securities issuers and court approval. The Company believes that its portion of the proposed settlement would be paid by its insurance carrier and,accordingly, no provision has been recorded for this matter.

The Company has been named a defendant in a lawsuit filed in Norfolk County, Massachusetts by Entrata Communications, Inc. (Entrata). Entrata Communications, Inc. v. Superwire.com. Inc. and MCK Communications, Inc. arises out of a dispute between Entrata and one of its largest shareholders, Superwire.com, Inc. (Superwire). Pursuant to a contract with Entrata, the Company was obligated to pay Entrata $750,000 in early 2002. In order to take advantage of a $100,000 discount offered for early payment, the Company paid Entrata $650,000 in November 2001, in full satisfaction of its contractual obligations. The funds were placed in escrow with Superwire’s California law firm, Jeffers, Shaff & Falk, LLP(JSF), which agreed not to disburse the funds until the dispute between Entrata and Superwire had been resolved. Nevertheless, Entrata contends that it never received the funds from the Company and that the funds were diverted to Superwire and JSF. Through the lawsuit, Entrata seeks to recover from both the Company and Superwire the full $750,000 that the Company would have owed in 2002. The Company has asserted counterclaims against Entrata for and cross-claims against Superwire for fraud and breach of contract. On October 11, 2002, Superwire and Entrata filed cross-motions for summary judgement against each other. The court denied bosth motions on March 13, 2003, and gave the parties until October 17, 2003 to complete discovery. Following denial of the cross-motionsfor summary judgment, the Company filed a motion to add JSF and two of its partners, Barry D. Falk and Mark R. Ziebell, as third-party defendants. The motion is unopposed and is likely to be allowed. . As discovery has not yet commenced, it is too soon to assess the Company’s likelihood of success in this litigation. Management intends to defend the claims against the Company and prosecute its counterclaims, cross-claims and third-party claims . No amounts, other than the original payment, have been provided for this matterin the accompanying financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit No.	Description

31.1	Principal Executive Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer – Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer – Certification pursuant to Section 906 of the Sarbanex-Oxley Act of 2002

32.2	Principal Financial Officer – Certification pursuant to Section 906 of the Sarbanex-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	On June 17, 2003, the Registrant filed a current report on Form 8-K reporting that the Agreement and Plan of Merger by and among the Registrant, Verso and Merger Sub had been amended.

(2)	On June 23, 2003, the Registrant filed a current report on Form 8-K reporting that the Registrant issued a press release announcing its financial results for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2003

MCK COMMUNICATIONS, INC

/s/ Thomas M. Nolette

Thomas M. Nolette
Acting Chief Executive Officer
VP Operations and Finance
(Principal Executive Officer)

/s/ Therese E. Violette

Therese E. Violette
Corporate Controller
(Principal Financial Officer)